Form 10-K
FIRST INTERSTATE BANCORP /DE/
filed 1995-03-30
CIK 105982

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-K
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the fiscal year ended December 31, 1994

                     Commission File No. 1-4114

                      FIRST INTERSTATE BANCORP
        (Exact name of registrant as specified in its charter)

            DELAWARE                           95-1418530
      (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)       Identification Number)

                           633 WEST FIFTH STREET
         LOS ANGELES, CALIFORNIA                      90071
     (Address of principal executive offices)         (Zip Code)

                           (213) 614-3001
        (Registrant's telephone number, including area code)

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

 TITLE OF EACH CLASS                          NAME  OF EACH EXCHANGE
                         ON WHICH REGISTERED
     Common Stock, $2 par value              New York and Pacific
     Stock Exchanges
     Series F Preferred Stock                     New York Stock
     Exchange
     Series G Preferred Stock                     New York Stock
     Exchange

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
               Senior Medium Term Notes, Series A
               Subordinated Medium Term Notes, Series C
               10.5% Notes Due March 1, 1996
               12.75% Subordinated Notes Due May 1, 1997
               Floating Rate Subordinated Notes Due June 1997
               11.0% Notes Due March 5, 1998
               8.625% Subordinated Capital Notes Due April 1, 1999 9.125% Notes Due February 1, 2004
               9.00% Notes Due November 15, 2004
               8.15% Notes Due March 15, 2002

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant has been required to file such (reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No   _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

    State the aggregate market value of the voting stock held by nonaffiliates of the registrant:

     CLASS                     MARKET VALUE AT FEBRUARY 28, 1995
          Common Stock, $2 par value                 $6,167,071,021

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      CLASS                   OUTSTANDING AT FEBRUARY 28, 1995
          Common stock, $2 par value                   75,785,819
     shares

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1994 are incorporated by reference into Part II. Portions of the definitive Proxy Statement for the 1995 annual meeting of stockholders are incorporated by reference into Part III.
                             PART  I


ITEM 1.  BUSINESS

The Corporation was incorporated under the laws of the State of Delaware and began operations in 1958 under the name "Firstamerica Corporation". The name Western Bancorporation was adopted in 1961 and changed to First Interstate Bancorp in 1981.

The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. At December 31, 1994, it owned directly all of the shares of capital stock of 16 banks (the "Subsidiary Banks") which operated approximately 1,100 banking offices in 13 states. Ranked according to assets, the Corporation was the fourteenth largest commercial banking organization in the United States at December 31, 1994, having total deposits of $48.4 billion and total assets of $55.8 billion. During December 1994, the average number of full-time equivalent persons employed by the Corporation and its subsidiaries was 27,394.

The Subsidiary Banks accept checking, savings and other time deposit accounts and employ these funds principally by making consumer, real estate and commercial loans and investing in securities and other interest bearing assets. All Subsidiary Banks are members of the Federal Deposit Insurance Corporation, all but three exercise trust powers, and the thirteen national banks and one of the three state banks are members of the Federal Reserve System.

The Corporation also provides banking-related financial services and products. These include asset-based commercial financing, asset management and investment counseling, bank card operations, mortgage banking, venture capital and investment products. It engages in these activities both through non-bank subsidiaries of the Corporation and through the Subsidiary Banks and their subsidiaries.

The larger Subsidiary Banks provide international banking services on a limited basis through the international departments of their domestic offices and through a business development agreement with Standard Chartered PLC. They also maintain correspondent relationships with major banks throughout the world. International banking is subject to special risks such as fluctuating exchange rates, currency revaluations and the policies of foreign governments. United States governmental guarantees and insurance against political risks are sometimes available and are used in certain circumstances to minimize the impact of such factors.
The Subsidiary Banks are responsible to the Corporation for achieving mutually agreed upon goals under the management of their own officers and directors. The Corporation retains a staff of specialists who provide assistance and advice to subsidiaries in the areas of investments, credit, accounting, personnel, business development, operations, asset and liability management, budgeting and planning, loan participations, protective controls and compliance with government regulations. Internal audits and reviews are performed to determine the adequacy of internal control systems, compliance with general corporate policy and consistency of accounting practices in accordance with the Corporation's accounting policies. The Corporation monitors the Subsidiary Banks' credit policy, procedures and administration by reviewing portfolio quality, balance and mix.

The Corporation and the Subsidiary Banks on a continuous basis identify and evaluate possible acquisitions of banks and savings and loan associations within the geographic territory served by the Corporation and its Subsidiary Banks. During 1993 and 1994 the Corporation completed five transactions resulting in the acquisition of deposits from both the Resolution Trust Corporation and the Federal Deposit Insurance Corporation. In addition, the Corporation was party to business combinations with various operating entities located within the territory. These transactions resulted in the acquisition of $8.4 billion of deposits and $9.7 billion of assets. Additional details of these transactions are included in the Consolidated Financial Statements and Notes to the Financial Statements attached as an exhibit to this document.

COMPETITION

The commercial banking business is highly competitive. Subsidiary Banks compete with other commercial banks and with other financial and non-financial institutions, including savings and loan associations, finance companies, credit unions, money market mutual funds and credit card issuers.


SUPERVISION AND REGULATION

The Corporation, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended
(BHCA) and is registered with the Federal Reserve Board under the BHCA. The acquisition of more than 5% of the voting shares of any bank (not already majority owned) requires the prior approval of the Federal Reserve Board. The BHCA also prohibits the Federal Reserve Board from approving an application which would result in the Corporation or any non-bank subsidiary thereof acquiring all or substantially all the assets or more than 5% of the voting shares of any bank (not already majority owned) located outside of California unless an acquisition of such bank by a California-based bank holding company is specifically authorized by the laws of the state in which the bank is located. The laws of several states permit such acquisitions. The BHCA also prohibits the Corporation, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to its Subsidiary Banks, except that the Corporation may engage in, and may own shares of companies engaged in, certain businesses found by the Federal Reserve Board to be so closely related to banking "as to be a proper incident thereto." The BHCA does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. The Corporation is required by the BHCA to file annual reports of its operations with the Federal Reserve Board and is subject to examination by the Federal Reserve Board. Under legislation enacted in 1974, the Federal Reserve Board was given jurisdiction to regulate the terms of certain debt issues of bank holding companies including the authority to impose reserve requirements on such debt.

The Subsidiary Banks, as subsidiaries of the Corporation within the meaning of Section 23A of the Federal Reserve Act, are subject to certain restrictions on loans to the Corporation or its non-bank subsidiaries, or investments in the stock or other securities of the Corporation or its non-bank subsidiaries and on advances to any borrower collateralized by such stock or other securities. Further, the Subsidiary Banks are also subject to certain restrictions on most types of transactions with the Corporation or its non-bank subsidiaries, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms.

Each of the 16 Subsidiary Banks is either a state or national bank. Three Subsidiary Banks are state-chartered and are subject to supervision and regular examination by the bank supervisory authorities of the respective states in which they are chartered. The remaining Subsidiary Banks are national banks and are subject to supervision and regular examination by the Office of the Comptroller of the Currency. Those Subsidiary Banks which are members of the Federal Reserve System are subject to applicable provisions of the Federal Reserve Act, and First Interstate Bank of California, the Corporation's only state-
chartered member bank subsidiary, is subject to regular examination by the Federal Reserve Bank of San Francisco. The deposit accounts held by all of the Subsidiary Banks are insured by the FDIC; as such they are subject to the provisions of the Federal Deposit Insurance Act and, in the case of insured banks not members of the Federal Reserve System, to regular examination by the FDIC. The federal and state laws and regulations of general application to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and numerous other aspects of their business.

The Corporation, as the holder of common stock of Subsidiary Banks which are national banks, may be subject to assessment for the restoration of impaired capital of such banks, as and to the extent provided in Section 5205 of the Revised Statutes of the United States (12 U.S.C. Section 55). Similarly, First Interstate Bank of California may be subject to assessment for the restoration of impaired capital, as and to the extent provided in
Section  662  of  the California Financial Code.  These  statutes provide for the restoration of impaired capital by the sale of bank stock, but impose no personal liability upon the stockholder.

The Corporation is a legal entity separate and distinct from the Subsidiary Banks. The principal source of the Corporation's revenues is dividends received from the Subsidiary Banks. Another source of revenue, not presently utilized, would be charges to the Subsidiary Banks for administrative services provided by the Corporation. Various statutory provisions limit the amount of dividends the Subsidiary Banks and certain non-bank subsidiaries can pay without regulatory approval, and various regulations also restrict the payment of dividends.

In 1989, Congress enacted a law that purports to make banks liable to the FDIC for expenses the FDIC incurs in the case of either its provision of financial assistance to, or the failure of, any affiliated bank. Under that law, the Subsidiary Banks could theoretically be held liable to the FDIC in the event of financial assistance to, or failure of, any other Subsidiary Bank, and theoretically that liability could be substantial enough to cause the surviving Subsidiary Banks either to require financial assistance from the FDIC or to cause the failure of such Subsidiary Banks.

On December 19, 1991, comprehensive legislation was enacted that reforms the regulation and supervision of banks and bank holding companies. Among the more significant aspects of the legislation is a requirement that federal regulators prescribe standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, employee, director and principal shareholder compensation, fees and benefits, standards specifying a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses without impairing capital, and to the extent possible, a minimum ratio of market value to book value of publicly traded shares of bank holding companies, such as the Corporation. The legislation also provides for a system of early intervention by the regulators and prompt corrective action at troubled banks. Under that system, a bank may not pay dividends if its capital fails to meet any required minimum and will be expected to submit to its regulator an acceptable plan to restore its capital to adequate levels. While a bank is undercapitalized, its regulator may preclude its growth, require its recapitalization through the sale of shares, require its acquisition or merger, prohibit its parent from paying dividends, and require divestitures by its parent, including divestiture of the bank itself. Its parent holding company will be expected to guarantee that the bank will comply with the bank's capital restoration plan until the bank has been adequately capitalized, on average, for four consecutive quarters, unless the parent is willing to accept loss or closure of the bank by regulators. This guarantee is limited to the lesser of 5% of the bank's total assets at the time it became undercapitalized or the amount necessary to bring the bank into compliance with all applicable capital standards.

If the bank does not submit an acceptable capital restoration plan or if its parent holding company does not guarantee such plan, the regulators will be required to take one or more actions, including requiring recapitalization of the bank through its sale of securities or forced sale or merger, restricting transactions with affiliates, restricting interest rates paid on deposits, restricting asset growth, restructuring activities, replacing management of the bank, prohibiting deposits from correspondent banks, requiring prior approval of dividends by the holding company, and requiring divestiture. The law requires the regulators, in such cases, to require the sale of securities by the bank or to force a sale or merger of the bank, to restrict affiliate transactions, and to restrict interest rates unless the regulator determines that these actions would not resolve the problems of the bank at the least possible long-term loss to the Bank Insurance Fund of the FDIC. The law also limits advances to any undercapitalized bank by any Federal Reserve Bank from being outstanding more than 60 days in any 120-day period unless the head of the bank regulatory agency certifies that, giving due regard to economic conditions and circumstances in the market in which the bank operates, the bank is not and is not expected to become critically undercapitalized and is not expected to be placed in conservatorship or receivership. None of the Corporation's Subsidiary Banks is undercapitalized.

The foregoing references to applicable statutes and regulations are brief summaries thereof, which do not purport to be complete and are qualified in their entirety by reference to such statutes and regulations.

From time to time various bills are introduced in the United States Congress which could result in additional or in less regulation of the business of the Corporation and the Subsidiary Banks. It cannot be predicted whether any such legislation will be adopted or how such adoption would affect the business of the Corporation or the Subsidiary Banks.

The Federal Reserve Board has established risk-based capital guidelines for bank holding companies. The guidelines define Tier 1 Capital and Total Capital. Tier 1 Capital consists of common and qualifying preferred shareholders' equity, before unrealized gains and losses on available-for-sale debt securities and minority interests in equity accounts of consolidated subsidiaries, less goodwill, other nonqualifying intangibles, excess deferred tax assets and 50% of investments in unconsolidated subsidiaries. Total Capital consists of, in addition to Tier 1 Capital, mandatory convertible debt, preferred stock not qualifying as Tier 1 Capital, subordinated and other qualifying term debt and a portion of the allowance for loan losses less the remaining 50% of investments in unconsolidated subsidiaries. The Tier 1 component must comprise at least 50% of qualifying Total Capital. Risk-based capital ratios are calculated with reference to risk-weighted assets, as outlined by bank supervisory authorities, which include both on and off-balance sheet exposures. The minimum required qualifying Total Capital ratio is 8%, of which at least 4% must consist of Tier 1 Capital. As of December 31, 1994, the Corporation's Tier 1
Capital   and  Total  Capital  ratios  were  7.20%  and   10.22%,
respectively.

The Federal Reserve Board has adopted a "minimum leverage ratio" which requires bank holding companies to maintain Tier 1 Capital of at least 3% of adjusted quarterly average assets, although the Federal Reserve Board may require a higher ratio depending upon the rating of the bank holding company and its expected growth. Regulations issued by the FDIC to implement the 1991 legislation referred to above establish five levels of capitalization for banks; any bank with a Tier 1 Capital ratio of 6%, Total Capital ratio of 10% and a leverage ratio of 5% is considered to be "well capitalized." As of December 31, 1994, the Corporation's leverage ratio was 5.35%, and all of the Subsidiary Banks had leverage ratios exceeding 5.50%.


MONETARY POLICY AND ECONOMIC CONDITIONS

The earnings of the Corporation are affected by the policies of regulatory authorities, including the Federal Reserve System. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Interest rates, credit availability and deposit levels may change due to circumstances beyond the control of the Corporation or the Subsidiary Banks because of changing conditions in national and international economies and in the money markets, as a result of actions by monetary and fiscal authorities.






ITEM 2. PROPERTIES

The Corporation and its Subsidiaries occupied, as of December 31, 1994, 1,192 premises in 13 western states, which consisted primarily of bank buildings. On that date, 584 premises were owned, 456 premises were leased, and the remaining 152 premises were owned in part and leased in part. In addition, the Subsidiary Banks have 1,633 ATM locations. The Corporation's headquarters are in Los Angeles, California.


ITEM 3. LEGAL PROCEEDINGS

There are presently pending against the Corporation and certain of its Subsidiaries a number of legal proceedings. While it is not possible to predict the outcome of these proceedings, it is the opinion of management, after consulting with counsel, that the ultimate disposition of potential or existing suits will not have a material adverse effect on the Corporation's financial position, results of operations or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders during the fourth quarter of the year ended December 31, 1994.
EXECUTIVE OFFICERS OF THE REGISTRANT

Shown below are names and ages of all executive officers with indication of all positions and offices with the Corporation.
There were no family relationships among the executive officers of the Corporation.


NAME                  AGE     OFFICE


Edward M. Carson      65      Chairman of the Board

William E. B. Siart   48      President and Chief Executive Officer

William S. Randall    54      Chief Operating Officer

James J. Curran       55      Chief Executive Officer - Northwest Region

Linnet F. Deily       49      Chief Executive Officer - Texas Region

John S. Lewis         40      Chief Executive Officer - Southwest Region

Bruce G. Willison     46      Chief Executive Officer - California Region

David S. Belles       57      Executive Vice President and Controller

William J. Bogaard    56      Executive Vice President and
                              General Counsel

Theodore F. Craver    43      Executive Vice President and Treasurer

Gary S. Gertz         50      Executive Vice President and
                              General Auditor

Lillian R. Gorman     41      Executive Vice President and
                              Human Resources Director

Robert E. Greene      53      Executive Vice President and
                              Chief Credit Officer

Thomas P. Marrie      56      Executive Vice President and
                              Chief Financial Officer

Richard W. Tappey     54      Executive Vice President and
                              Administration Director

David K. Wilson       40      Executive Vice President and
                              Manager of Credit Review


Mr. Carson was elected Chairman of the Board on June 1, 1990. He was Chief Executive Officer from June, 1990 to December 31, 1994 and President from January, 1985 to May 31, 1990.

Mr. Siart was elected Chief Executive Officer effective January 1, 1995 and President of First Interstate Bancorp on June 1, 1990. He was Chairman, President and Chief Executive Officer of
First  Interstate  Bank  of California  from  December,  1985  to
January, 1991.

Mr. Randall was elected Chief Operating Officer effective January 1, 1995. He served as Chief Executive Officer of the Southwest Region from September, 1991 to December, 1994. He was Chairman, President and Chief Executive Officer of First Interstate Bank of Arizona, N.A. from January 11, 1990 to December, 1994. He was previously Chairman, President and Chief Executive Officer of First Interstate Bank of Washington, N.A. between July, 1985 and January, 1990.

Mr. Curran was appointed Chief Executive Officer of the Northwest Region in September, 1991. He was elected Chairman and Chief Executive Officer of First Interstate Bank of Oregon, N.A. on February 1, 1991 and President on October 22, 1991. He was elected President and Chief Executive Officer of First Interstate Bank of Washington, N.A. on October 16, 1991 and served as Chairman from October 16, 1991 to March 30, 1994. He was elected President and Chief Executive Officer of First Interstate Bank of Idaho, N.A. and First Interstate Bank of Montana, N.A. on December 17, 1991 and served as Chairman from December 17, 1991 to March 15, 1994. He was previously Chairman and Chief Executive Officer of First Interstate Bank of Denver, N.A. between March, 1990 and February, 1991, and he was Chairman and Chief Executive Officer of First Interstate Bank of Idaho, N.A. between July, 1984 and March, 1990.

Ms.  Deily  was appointed Chief Executive Officer  of  the  Texas
Region in September, 1991. She was elected Chairman of First Interstate Bank of Texas, N.A. in November, 1991. She was elected President and Chief Executive Officer January 1, 1991, having served as President and Chief Operating Officer since November, 1988.

Mr. Lewis was appointed Chairman and Chief Executive Officer of the Southwest Region in December, 1994 at which time he was also elected Chairman and Chief Executive Officer of First Interstate Bank of Arizona, N.A. He has served as Chief Operating Officer of the Southwest Region since April, 1994 and as Chairman of both First Interstate Bank of New Mexico, N.A. and First Interstate Bank of Utah, N. A. since 1993.

Mr. Willison was appointed Chief Executive Officer of the California Region in September, 1991. He was elected Chairman, President, and Chief Executive Officer of First Interstate Bank of California on February 1, 1991 and previously was Chairman and Chief Executive Officer of First Interstate Bank of Oregon, N.A. between January, 1986 and February, 1991.

Mr. Belles was elected Executive Vice President and Controller effective September, 1994 having assumed responsibility for the management of the Corporate Controller's Group in June, 1994. He previously served as Chief Financial Officer of the Northwest Region.

Mr.  Bogaard  was  elected Executive Vice President  and  General
Counsel in September, 1982.

Mr. Craver was elected Executive Vice President and Treasurer  in
September,  1991.   He was elected Executive Vice  President  and
Chief  Financial Officer of First Interstate Bank, Ltd. in  June,
1988

Mr. Gertz was elected Executive Vice President and General Auditor in April, 1991. Between August, 1986 and April, 1991 he held various managerial positions with First Interstate Bank of California, including General Auditor, Chief Financial Officer and Division Manager.

Ms. Gorman was elected Executive Vice President in January, 1994. She has served as Human Resources Director since October, 1990. She was named Director of First Interstate Bank of California's Human Resources Division in 1986 and became a Senior Vice President in 1987. Between 1985 and 1989, she was Manager of Human Resources Strategic Planning at First Interstate Bancorp.

Mr.  Greene was elected Executive Vice President and Chief Credit
Officer in October, 1987.

Mr.  Marrie  was  elected  Executive  Vice  President  and  Chief
Financial Officer in December, 1988.

Mr. Tappey was elected Executive Vice President in July, 1991. He was Executive Vice President and head of the Banking Service Group of First Interstate Bank of California from July 1990, and previously held various management positions with First Interstate Bank of California since joining the bank in January, 1961.

Mr.  Wilson  was elected Executive Vice President and Manager  of
Credit  Review  effective March, 1995. He  previously  served  as
Senior  Vice  President  and Manager of  Credit  Review  for  the
Northwest Region.

                             PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
HOLDER MATTERS

(a)  $2 par value Common Stock

The below listed information contained in the Annual Report to Shareholders for the year ended December 31, 1994, with respect to the Corporation's $2 par value Common Stock is incorporated herein by reference:

                                            Page
               Principal Market              60
               Sales Prices                  33
               Dividends Paid                33

As of February 28, 1995, there were 24,976 holders of record of the Corporation's $2 par value Common Stock.


ITEM 6. SELECTED FINANCIAL DATA

Consolidated  Balance  Sheets  and  Consolidated  Statements   of
Operations  on  pages  56  and  57  of  the  Annual   Report   to
Shareholders   for  the  year  ended  December   31,   1994   are
incorporated herein by reference.


ITEM   7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's  Discussion  & Analysis 1992  -  1994  on  pages  11 through 33 of the Annual Report to Shareholders for the year ended December 31, 1994 is incorporated herein by reference.

Subsequent Events:

On March 15, 1995, the Corporation issued $100 million of 8.15% Subordinated Notes Due March 15, 2002. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year, commencing September 15, 1995. The Notes are redeemable at the option of the Corporation, upon not less than 30 days prior written notice, in whole on any interest payment date on or after March 15, 1998, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus interest accrued and unpaid to the redemption date. The Notes are subordinate to all present and future Senior Debt of the Corporation. In addition these Notes are considered to be Total Capital, but not Tier 1 Capital, for regulatory purposes.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant included in the Annual Report to Shareholders for the year ended
December 31, 1994 are incorporated herein by reference:

Consolidated Financial Statements of First Interstate Bancorp and
Subsidiaries:
  Consolidated Balance Sheet - December 31, 1994 and 1993 Consolidated Statement of Operations - Years Ended December 31,
     1994, 1993 and 1992
  Consolidated Statement of Cash Flows - Years Ended December 31,
     1994, 1993 and 1992
  Statement of Shareholders' Equity - Years Ended December 31,
     1994, 1993 and 1992
  Notes to Financial Statements
  Report of Ernst & Young LLP, Independent Auditors

Summary of Quarterly Results on page 33 of the Annual Report to Shareholders for the year ended December 31, 1994 is incorporated herein by reference.

The below listed financial data contained in the Annual Report to Shareholders for the year ended December 31, 1994 is incorporated herein by reference:

                                                             Page

Distribution of Assets, Liabilities and Shareholders'
Equity;
  Interest Rates and Interest Differential:
    Average balance sheets and net interest earnings        58-59
    Change in interest income and expense                      14
Investment Portfolio:
  Investment types                                             40
  Maturities and yields                                    16, 24
  Investment concentrations                                 26-27
Loan Portfolio:
  Loan types                                                   41
  Maturities and sensitivity                                   25
Risk Elements:
  Nonaccrual, past due and restructured loans               30-31
  Potential problem loans                                   30-31
  Foreign outstandings                                         28
  Loan concentrations                                          27
Summary of Credit Loss Experience:
  Credit loss experience                                    28-29
  Allocation of allowance                                      29
Deposits:
  Average deposits                                          58-59
  Maturities of time certificates of deposit                   19
Return on Equity and Assets                                    55
Short Term Borrowings                                          41





ITEM  9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                             PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item relating to Directors of the Registrant is contained in the Registrant's 1994 Proxy Statement ("1994 Proxy Statement") with respect to the Registrant's Annual Meeting of Shareholders to take place on April 28, 1995, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference. Information required under this item related to Executive Officers of the Registrant is contained in Part I of this report under the caption "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION

Information  required  under  this  item  is  contained  in   the
Registrant's 1994 Proxy Statement, pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM  12.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT

Information  required  under  this  item  is  contained  in   the
Registrant's 1994 Proxy Statement, pursuant to Regulation 14A, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information  required  under  this  item  is  contained  in   the
Registrant's 1994 Proxy Statement, pursuant to Regulation 14A, and is incorporated herein by reference.
                             PART IV


ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
FORM 8-K

(a) 1 - Financial Statements

The following consolidated financial statements of the Registrant included in the Annual Report to Shareholders for the year ended
December 31, 1994 are incorporated herein by reference in Item 8:

Consolidated Financial Statements of First Interstate Bancorp and
Subsidiaries:
  Consolidated Balance Sheet - December 31, 1994 and 1993 Consolidated Statement of Operations - Years Ended December 31,
     1994, 1993 and 1992
  Consolidated Statement of Cash Flows - Years Ended December 31,
     1994, 1993 and 1992
  Statement of Shareholders' Equity - Years Ended December 31,
     1994, 1993 and 1992
  Notes to Financial Statements
  Report of  Ernst & Young LLP, Independent Auditors

(a) 2 - Other Schedules

All other schedules to the consolidated financial statements of the Registrant required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a) 3 - Exhibits:

        (1) Dealer agreement dated as of December 9, 1994 among Registrant and various dealers named there-in incorporated by reference to the Registrant's
                Form 8-K dated March 24, 1995)

        (3.1) Composite Certificate of Incorporation of Regis-trant incorporating all amendments filed prior to January 30, 1988 (incorporated by reference to the Registrant's Form 10-K filed in March, 1990)

        (3.2) By laws of Registrant incorporating all amend-ments through July 20, 1993 (incorporated by reference to the Registrant's Form 10-K filed in March, 1994)

        (4.1) Terms of Series F Preferred Stock (incorporated by reference to Registrant's Form S-3 Regis-tration Statement No. 33-42889)

        (4.2) Terms of Series G Preferred Stock (incorporated by reference to Registrant's Form S-3 Regis-tration Statement No. 33-47174

        (4.3) Registrant has outstanding certain long term debt. See Note F of "Notes to Financial State-ments" at Page 42 of the 1994 Annual Report to shareholders. Such long term debt does not exceed 10% of the total assets of Registrant and its consolidated subsidiaries; therefore, copies of constituent instruments defining the rights of holders of such long term debt are not included as exhibits. Registrant agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

        (10.1)  1983  Performance Stock  Plan   (incorporated  by
                reference to Registrant's  Form S-8  Registration
                Statement No.2-82812)

        (10.2)  1988 Performance Stock   Plan   (incorporated  by
                reference to Registrant's  Form S-8  Registration
                Statement No. 33-23404)

        (10.3)  First Interstate Bancorp  1991  Performance Stock
                Plan (incorporated by reference  to  Registrant's
                Form S-8 Registration Statement No. 33-38903)

        (10.4)  First Interstate Bancorp  1995  Performance Stock
                Plan

        (10.5)  First Interstate Bancorp  1991   Director  Option
                Plan (incorporated by reference to   Registrant's
                Form S-8 Registration Statement No. 33-37299)

        (10.6)  First Interstate Bancorp  1995 Regional Executive
                Incentive Plan

        (10.7)  First  Interstate  Bancorp  Corporate   Executive
                Incentive Plan

        (10.8) First Interstate Bancorp 1995 Management Incent-ive Plan

        (10.9)  1989  Restatement  of the  Supplemental  Employee
                Savings  Plan  of  Registrant   (incorporated  by
                reference to the Registrant's Form 10-K filed in March 1990)

        (10.10) 1992  Restatement of  the Supplemental  Executive
                Retirement Plan of Registrant  (incorporated   by
                reference to Registrant's Form 10-K filed in March 1992)

        (10.11) 1989  Restatement  of  First  Interstate  Bancorp
                Benefit Retirement Plan  (incorporated by  refer-
                ence to Registrant's  Form  10-K  filed in  March
                1990)

        (10.12) Retirement Plan for Directors, amended and re-stated (incorporated by reference to Registrant's
                Form 10-K filed in March, 1994)

        (10.13) Dividend Reinvestment and Stock Purchase Plan, as amended(incorporated by reference to Registrant's
                Form S-3 Registration Statement No. 33-50054)

        (10.14) Form of Employment Agreement between   Registrant
                and Edward M. Carson (incorporated by reference to Registrant's Form 10-K filed in March 1990)

        (10.15) Form of Employment Agreement between   Registrant
                and   William  E. B. Siart,   William S. Randall,
                Bruce G. Willison and James J. Curran

        (10.16) Form of Split-Dollar Life Insurance Agreement between Registrant and Edward M. Carson, William E.B. Siart, William S. Randall, Bruce G. Willison and James J. Curran (incorporated by reference to Registrant's Form 10-K filed in March 1992)

        (10.17) Form of  Split-Dollar Insurance Agreement between
                Registrant and Registrant's Directors (incorpor-ated by reference to Registrant's Form 10-K filed in March 1992)

        (10.18) $500,000,000 Credit Agreement dated as of May 31,
                1994 among First Interstate Bancorp and certain banks (incorporated by reference to Registrant's Form 10-Q for the quarter ending June 30, 1994 filed in August 1994)

        (10.19) Other Agreements (1) (incorporated by reference to Registrant's Form 10-K filed in March 1993)

        (11)    Computation  of Earnings Per Share

        (12)    Computation of Ratio of Earnings to Fixed Charges

        (13)    Annual Report to Shareholders for the year  ended
                December 31, 1994

        (21)    Subsidiaries  of the Registrant

        (23)    Consent of Ernst & Young LLP, Independent Auditors

        (27)    Financial Data Schedule


(b) - Reports on Form 8-K

      A report on Form 8-K dated January 19, 1994 announced the Corporation's 1993 fourth quarter and annual results; the date, time and place of its 1994 Annual Meeting of Stock-holders; and a repurchase program for up to 1,500,000 shares of Common Stock. Copies of related documents were included in such filing.

      A report on Form 8-K dated March 22, 1994 announced the Corporation's next phase of its ongoing strategic plan. Key elements include reduction in the expense/revenue ratio, improved capital management, internal revenue growth, appropriate acquisition growth and earnings improvement. Copies of related documents were included in such filing.

      A report on  Form 8-K  dated  April 20, 1994  announced the
      Corporation's 1994 first quarter results and the repurchase
      of up to  6,500,000  shares  of  Common  Stock.   Copies of
      related documents were included in such filing.

      A report on Form 8-K dated July 20, 1994 announced the Corporation's 1994 second quarter results and purchases under the previously announced repurchase program for up to 6,500,000 shares of Common Stock, as well as completion of the repurchase program for 1,500,000 shares. Copies of related documents were included in such filing.

      A report on Form 8-K dated September 21, 1994 announced the adoption of a restructuring plan to better position the Corporation for the introduction of full interstate bank-ing, purchases under the previously announced 1.5 million and 6.5 million share repurchase programs and the approval by the Board of Directors of a plan to repurchase up to an additional 1.2 million shares in connection with the proposed acquisition of Levy Bancorp. Copies of related documents were included in such filing.

      A report on Form 8-K dated October 25, 1994 announced that President William E. B. Siart will succeed Edward M. Carson as Chief Executive Officer of the Corporation, William S. Randall, head of the Corporation's Southwest Region, will become Executive Vice President and Chief Operating Officer of the Corporation, effective January 1, 1995, and Mr. Carson will remain Chairman of the Corporation until his retirement on May 1, 1995. Copies of related documents were included in such filing.

      A report on Form 8-K dated February 17, 1995 announced the date, time and place of its 1995 Annual Meeting of Stock-holders. Copies of related documents were included in such filing.

      A report on Form 8-K dated March 24, 1995 announced that Registrant has entered into a Dealer Agreement dated as of December 9, 1994 among Registrant and various dealers named therein. Copies of related documents were included in such filing.


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of March, 1995.

                    FIRST INTERSTATE BANCORP
                        Registrant

                           By    /s/   Edward S. Garlock
                                        Edward S. Garlock
                                        Secretary

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David S. Belles and Edward
S. Garlock, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                      Title                       Date


 /s/   E. M. Carson
                                   Chairman of the Board           03/24/95
        E. M. Carson
                                   Director


 /s/   William E. B. Siart         President and
                                   Chief Executive Officer         03/24/95
        William E. B. Siart
                                   Director


 /s/   William S. Randall
                                   Chief Operating Officer         03/24/95
        William S. Randall
                                  (Principal Financial Officer)



          Signature                      Title                       Date


 /s/   David S. Belles
                                   Executive Vice President        03/24/95
        David S. Belles
                                  (Principal Accounting Officer)


 /s/   John E. Bryson
        John E. Bryson
                                   Director                        03/24/95


 /s/   Jewel Plummer Cobb
        Jewel Plummer Cobb
                                   Director                        03/24/95


 /s/   Ralph P. Davidson
        Ralph P. Davidson
                                   Director                        03/24/95

 /s/   Myron Du Bain
        Myron Du Bain
                                   Director                        03/24/95

 /s/   Don C. Frisbee
        Don C. Frisbee
                                   Director                        03/24/95


 /s/   George M. Keller
        George M. Keller
                                   Director                        03/24/95


 /s/   W. F. Kieschnick
        W. F. Kieschnick
                                   Director                        03/24/95


 /s/   William F. Miller
        William F. Miller
                                   Director                        03/24/95


 /s/   J. J. Pinola
        J. J. Pinola
                                   Director                        03/24/95


 /s/   Thomas L. Lee
        Thomas L. Lee
                                   Director                        03/24/95





          Signature                      Title                       Date


 /s/   Steven B. Sample
        Steven B. Sample
                                   Director                        03/24/95


 /s/   Forrest N. Shumway
        Forrest N. Shumway
                                   Director                        03/24/95


 /s/   Richard J. Stegemeier
        Richard J. Stegemeier
                                   Director                        03/24/95


 /s/   Daniel M. Tellep
        Daniel M. Tellep
                                   Director                        03/24/95