Form 10-K/A
FIRST INTERSTATE BANCORP /DE/
filed 1995-03-31
CIK 105982

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-K/A
                            (AMENDMENT 1)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

Pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, Registrant hereby amends Item 14(a)(3) of Part IV, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K," by including a complete copy of Exhibit 13, which was inadvertently omitted from the Exhibits filed by Registrant with the Form 10-K on March 30, 1995. The complete text of Exhibit 13 is included in this filing.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FIRST INTERSTATE BANCORP
                                        REGISTRANT

DATE:  MARCH 31, 1995                   /s/  David S. Belles
                                        ------------------------
                                             David S. Belles
                                        Executive Vice President
                                             and Controller
                                        Chief Accounting Officer