Form 10-Q
period 1995-03-31
FIRST INTERSTATE BANCORP /DE/
filed 1995-05-15
CIK 105982

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period ended March 31, 1995


   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to ________________



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



                         Not Applicable
             (Former name, former address and former
            fiscal year, if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such (reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No   _



  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          CLASS                       OUTSTANDING AT APRIL 30, 1995
Common stock, $2 par value                  75,969,690 shares

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                            FIRST INTERSTATE BANCORP
                          CONSOLIDATED BALANCE SHEET
                               (in millions)

                                             March 31    December 31   March 31
                                               1995         1994         1994
                                             --------    -----------   --------
ASSETS
  Cash and due from banks                    $  6,230    $   6,070     $  4,773
  Time deposits, due from banks                    27           26          834
  Federal funds sold and securities
   purchased under agreements to resell           265          179        1,471
  Trading account securities                       52           64          100

  Investment securities:
   Held-to-maturity securities                 12,204       13,695       16,475
   Available-for-sale securities                  127          156          624
                                             --------    ---------     --------
    Total Investment Securities                12,331       13,851       17,099

  Loans (net)                                  35,096       33,222       27,132
  Less: Allowance for credit losses               921          934        1,011
                                             --------    ---------     --------
    Net Loans                                  34,175       32,288       26,121

  Bank premises and equipment                   1,199        1,147        1,040
  Customers' liability for acceptances             31           35           53
  Other assets                                  2,646        2,153        2,040
                                             --------   ----------     --------
 Total Assets                                $ 56,956   $   55,813     $ 53,531
                                             ========   ==========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
   Noninterest bearing                       $ 16,644    $  16,599     $ 16,053
   Interest bearing                            31,720       31,828       30,810
                                             --------    ---------     --------
    Total Deposits                             48,364       48,427       46,863

  Short term borrowings                         2,361        1,574          321
  Acceptances outstanding                          31           35           53
  Accounts payable and accrued liabilities      1,037          953        1,011
  Long term debt                                1,470        1,388        1,532
                                             --------    ---------     --------
    Total Liabilities                          53,263       52,377       49,780

  Shareholders' equity:
   Preferred Stock                                350          350          350
   Common Stock, par value $2 a share:
    Authorized (in thousands) 250,000 shares;
    Issued: 84,286 shares                         169          168          169
   Capital surplus                              1,683        1,692        1,683
   Retained earnings                            2,113        1,967        1,622
   Unrealized gain on available-for-sale
    securities, net of tax                          1            1           --
                                             --------    ---------     --------
                                                4,316        4,178        3,824

  Less Common Stock in treasury at cost:
   (in thousands)
   March 31, 1995    -   8,452 shares
   December 31, 1994 -  10,082 shares
   March 31, 1994    -   1,706 shares             623          742           73
                                             --------    ---------     --------
    Total Shareholders' Equity                  3,693        3,436        3,751
                                             --------     ---------     --------
 Total Liabilities and Shareholders' Equity  $ 56,956    $  55,813     $ 53,531
                                             ========    =========     ========
See notes to consolidated financial statements

                          FIRST INTERSTATE BANCORP
                      CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share amounts)

                                                    Three Months Ended
                                             ----------------------------------
                                             March 31    December 31   March 31
                                               1995         1994         1994
                                             --------    -----------   --------
INTEREST INCOME
     Loans, including fees                   $  730.5    $   662.4     $  498.7
     Trading account                              1.6          1.6          1.3
     Investment Securities:
      Held-to-maturity securities               177.4        192.7        207.9
      Available-for-sale securities               5.1          0.9          5.1
     Other interest income                        6.9          4.7         16.2
                                             --------    ----------    --------
       Total Interest Income                    921.5        862.3        729.2

INTEREST EXPENSE
     Deposits                                   225.2        205.7        163.9
     Short term borrowings                       35.2         14.8          3.4
     Long term debt                              29.4         25.2         28.5
                                             --------    ----------    --------
       Total Interest Expense                   289.8        245.7        195.8
                                             --------    ----------    --------
NET INTEREST INCOME                             631.7        616.6        533.4
     Provision for credit losses                  --           --           --
NET INTEREST INCOME AFTER PROVISION          --------    ----------    --------
      FOR CREDIT LOSSES                         631.7        616.6        533.4

NONINTEREST INCOME
     Service charges on deposit accounts        147.1        143.4        139.0
     Trust fees                                  39.4         49.1         47.0
     Other charges, commissions, and fees        34.0         32.5         32.7
Merchant credit card fees                        12.3         10.6          9.0
     Investment securities gains                  0.5         14.1          0.8
     Other income                                35.1         12.6         28.0
                                             --------    ----------    --------
       Total Noninterest Income                 268.4        262.3        256.5

NONINTEREST EXPENSES
     Salaries & benefits                        273.4        270.3        269.5
     Net occupancy expenses                     100.1         92.6         88.0
     Communications                              33.9         30.2         27.6
     Outside contract fees                       34.0         30.0         16.9
     FDIC assessments                            27.9         27.8         24.3
     Amortization of intangibles                 14.9         11.8          6.7
     Office supplies                             14.0         10.5         11.0
     Other real estate                            --          (6.1)         --
     Provision for restructuring                  4.8          2.3          --
     Other expenses                              48.7         68.8         48.9
                                             --------    ----------    --------
       Total Noninterest Expenses               551.7        538.2        492.9
                                             --------    ----------    --------
INCOME BEFORE INCOME TAXES                      348.4        340.7        297.0
     Applicable income taxes - including
      taxes relating to investment securities
      transactions of $0.2, $5.6 and $0.4       136.4        129.4        112.9
                                             --------    ----------    --------
NET INCOME                                   $  212.0    $   211.3     $  184.1
                                             ========    ==========    ========


     Net income applicable to common stock   $  203.7    $   203.0     $  175.8
     Average number of common shares           76,464       76,656       79,485
      outstanding (in thousands)
     Net income per common share             $   2.66    $    2.65     $   2.21
     Dividends paid per common share             0.75         0.75         0.50


See notes to consolidated financial statements

                           FIRST INTERSTATE BANCORP
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in millions)

                                                            Three months ended
                                                          ----------------------
                                                          March 31     March 31
                                                            1995         1994
                                                          ---------    ---------
Cash Flows from Operating Activities:
  Net Income                                              $    212     $    184
  Adjustment to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                46           27
    Provision for credit losses                                 -            -
    Provision for deferred income taxes                         36           45
    Provision for restructuring                                  5           -
    Decrease in trading account securities                      12           67
    Decrease in interest receivable                              4          102
    Increase in interest payable                                11            2
    Other, net                                                 (28)          66
                                                          ---------    ---------
     Net Cash Provided by Operating Activities                 298          493

Cash Flows from Investing Activities:
   Held-to-maturity securities
    Proceeds from maturities                                 1,556        1,802
    Proceeds from sales                                         -            -
    Purchases                                                  (71)      (1,217)
   Available-for-sale securities
    Proceeds from maturities                                    36        3,461
    Proceeds from sales                                        644            4
    Purchases                                                   (4)      (3,785)
   Net loan principal originations                          (1,032)      (1,045)
   Proceeds from sales of loans                                443          807
   Loans purchased                                            (125)        (211)
   Acquisition of subsidiaries                                 (74)         210
   Proceeds from sales of subsidiaries and operations           -            -
   Proceeds from sales of premises and equipment                34            1
   Purchases of premises and equipment                         (73)         (66)
   Proceeds from sales of other real estate                     15            6
                                                          ---------    ---------
     Net Cash Provided (Used) by Investing Activities        1,349          (33)

Cash Flows from Financing Activities:
   Net increase (decrease) in deposits                      (2,072)         269
   Deposits purchased                                          187           -
   Net increase (decrease) in short term borrowings            449         (407)
   Proceeds from long term debt issued                         100           -
   Repayments of long term debt                                (18)         (40)
   Cash dividends paid                                         (65)         (47)
   Proceeds from Common Stock issued                            19           19
   Reacquisition of Common Stock                                -           (15)
                                                          ---------    ---------
     Net Cash Provided (Used) by Financing Activities       (1,400)        (221)
                                                          ---------    ---------
     Net Increase (Decrease) in Cash and Cash Equivalents      247          239
  Cash and cash equivalents at beginning of year             6,275        6,839
                                                          ---------    ---------
     Cash and Cash Equivalents at end of period           $  6,522     $  7,078
                                                          =========    =========

Additional Disclosures
  Loans transferred to OREO                               $      9     $      9
  Loans originated to facilitate sale of OREO                   -             1
  Interest paid                                                278          194
  Income taxes paid (refunded)                                  (6)           2


See notes to consolidated financial statements

                                                     FIRST INTERSTATE BANCORP
                                                 STATEMENT OF SHAREHOLDERS' EQUITY
                                                      (dollars in millions)

                                                                                                    Unrealized
                                                                                                   Net Gains on
                                                           Common Stock                             Available-
                                          Preferred   --------------------   Capital   Retained      for-sale    Treasury
                                            Stock     Shares(000s)  Amount   Surplus   Earnings     Securities    Stock     Total
                                          ---------   ------------  ------   --------  ---------    ---------    -------   --------
Balance at January 1, 1995                  $  350      74,204      $  168   $ 1,692   $  1,967     $       1    $ (742)   $ 3,436

Net income for the period                                                                   212                                212
  Cash dividends
   Common Stock - $0.75 per share                                                           (57)                               (57)
   Preferred Stock                                                                           (9)                                (9)
  Common Stock issued:
   Stock Option and Restricted Stock Plans                 184                    (4)                                12          8
   Dividend Reinvestment Plan                              119                                                        9          9
   Management Incentive Plan                                19                                                        1          1
   Levy Bancorp acquisition                              1,308                    (5)                                97         92
  Other adjustments                                                      1                                                       1
                                            ------      ------      -------  --------  ---------    ---------    -------   --------
Balance at March 31, 1995                   $  350      75,834      $  169   $ 1,683   $  2,113     $       1    $ (623)   $ 3,693
                                            ======      ======      =======  ========  =========    =========    =======   ========

See notes to consolidated financial statements


                    FIRST INTERSTATE BANCORP

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the consolidated financial position at March 31, 1995, December 31, 1994, and March 31, 1994, the results of operations for the three months ended March 31, 1995, December 31, 1994 and March 31, 1994 and the cash flows for the three months ended March 31, 1995 and 1994. Certain prior year balances have been reclassified to conform to current year classifications.

2.   The  following  table  provides  the  major  components   of
     investment securities (in millions):
                                                        Gross
                                                      Unrealized
                                        Amortized   ---------------   Estimated
                                          Cost       Gains    Losses  Fair Value
                                        ---------   -------   ------  ----------
     March 31, 1995
      Held-to-maturity:
       U.S. Treasury and agencies         $10,701   $    17   $   192   $10,526
       State and political subdivisions        31         2        --        33
       Other debt securities                1,472         2        74     1,400
                                          -------   -------   -------   -------
        Total held-to-maturity            $12,204   $    21   $   266   $11,959
                                          =======   =======   =======   =======

      Available-for-sale:
       U.S. Treasury and agencies         $     8   $    --   $    --   $     8
       Corporate and Federal Reserve Stock    118         1        --       119
                                          -------   -------   -------   -------
        Total available-for-sale          $   126   $     1   $    --   $   127
                                          =======   =======   =======   =======



     December 31, 1994
      Held-to-maturity:
       U.S. Treasury and agencies         $12,105   $    16   $   352   $11,769
       State and political subdivisions        29         1        --        30
       Other debt securities                1,561        --        80     1,481
                                          -------   -------   -------   -------
        Total held-to-maturity            $13,695   $    17   $   432   $13,280
                                          =======   =======   =======   =======

      Available-for-sale:
       U.S. Treasury and agencies         $    42   $    --   $    --   $    42
       Corporate and Federal Reserve Stock    113         1        --       114
                                          -------   -------   -------   -------
        Total available-for-sale          $   155   $     1   $    --   $   156
                                          =======   =======   =======   =======



     March 31, 1994
      Held-to-maturity:
       U.S. Treasury and agencies         $14,859   $    73   $   131   $14,801
       State and political subdivisions        43         1        --        44
       Other debt securities                1,573         3        19     1,557
                                          -------   -------   -------   -------
        Total held-to-maturity            $16,475   $    77   $   150   $16,402
                                          =======   =======   =======   =======

      Available-for-sale:
       U.S. Treasury and agencies         $   180   $    --   $    --   $   180
       Corporate and Federal Reserve Stock    444        --        --       444
                                          -------   -------   -------   -------
        Total available-for-sale          $   624   $    --   $    --   $   624
                                          =======   =======   =======   =======


     During 1994 and the three months ended March 31, 1995 there were no transfers or sales of held-to-maturity securities, or transfers of available-for-sale securities to trading.

3. In January 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," amended in October 1994 by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," hereinafter collectively referred to as SFAS 114. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect principal or interest due according to the contractual terms of the loan. SFAS 114 applies to all loans except large groups of smaller-balance homogenous loans which are collectively evaluated, loans measured at fair value or at the lower of cost or fair value, leases and debt securities. The statement does not address the overall adequacy of the allowance for credit losses. When a loan is identified as "impaired", accrual of interest ceases and any amounts that are recorded as receivables are reversed out of interest income.

     Impaired loans of the Corporation include only commercial (including financial and agricultural), real estate construction and commercial real estate mortgage loans classified as nonperforming loans. The Corporation measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent. Impairment allowances, if any, are considered by the Corporation in determining the overall adequacy of the allowance for credit losses. The adoption of SFAS 114 resulted in no material change in unallocated reserves of the allowance for credit losses.

     The following table presents a breakdown of nonperforming assets, which include impaired loans as defined by SFAS 114 as well as other assets which do not meet that definition, and the SFAS 114 impairment allowance related to impaired loans (in millions):

                                                         March 31, 1995
                                                    -------------------------
                                                                    SFAS 114
                                                     Recorded      Impairment
                                                    Investment      Allowance
                                                    ----------     ----------
      Nonperforming loans:
        Impaired loans:
          Loans with impairment allowance
            Commercial, financial and agricultural    $   38         $    5
            Real estate construction                      --             --
            Commercial real estate mortgage               12              2
                                                      ------         ------
           Total loans with impairment allowance          50         $    7
                                                                     ======
          Loans without impairment allowance
            Commercial, financial and agricultural    $   56
            Real estate construction                      15
            Commercial real estate mortgage               44
                                                      ------
           Total loans without impairment allowance      115

           Total impaired loans                          165
           Other nonperforming loans
             Residential real estate mortgage             22
             Instalment                                    1
                                                      ------
           Total nonperforming loans                     188
           Other real estate                              74
                                                      ------
           Total nonperforming loans                  $  262
                                                      ======

     For the three months ending March 31, 1995, the average balance of impaired loans was $177 million and the total interest income was $1.6 million, all of which was recognized on a cash basis.

     Transactions in the allowance for credit losses for the quarter ending were as follows (in millions):

                                       March 31,   December 31,    March 31,
                                         1995          1994          1994
                                       ---------   ------------    ---------
      Balance at beginning of period   $    934    $       952     $  1,001
      Provision for credit losses            --             --           --
      Other changes - acquisitions           24             20           36
                                       --------    -----------     --------
                                            958            972        1,037
      Deduct:
        Loans charged-off                    78             66           60
        Less recoveries ofloans
          previously charged-off             41             28           34
                                       --------    -----------     --------
        Net loans charged-off                37             38           26
                                       --------    -----------     --------
      Balance at end of period         $    921    $       934     $  1,011
                                       ========    ===========     ========


4. Other assets identified as being held for sale are valued at the lower of cost or market and totaled at March 31, 1995, December 31, 1994 and March 31, 1994, $67 million, $26 million and $126 million, respectively. These balances represent loans held for sale and are included in Other assets on the Consolidated Balance Sheet.


5.   At  March  31, 1995, December 31, 1994 and March  31,  1994,
     15,000,000 shares of Preferred Stock (no par value) were authorized.

     At March 31, 1995, December 31, 1994 and March 31, 1994, there were outstanding 8,000,000 Depositary Shares, each representing a one-eighth interest in a share of 9.875% Preferred Stock, Series F. The Series F Preferred Stock is redeemable at any time on or after November 15, 1996, at the option of the Corporation, in whole or in part, at $200.00 per share (equivalent to $25.00 per Depositary Share) plus accrued and unpaid dividends to the redemption date.

     At March 31, 1995, December 31, 1994 and March 31, 1994, there were outstanding 6,000,000 Depositary Shares, each representing a one-eighth interest in a share of 9.0% Preferred Stock, Series G. The Series G Preferred Stock is redeemable any time on or after May 29, 1997, at the option of the Corporation, in whole or in part, at $200.00 per share (equivalent to $25.00 per Depositary Share) plus accrued and unpaid dividends to the redemption date.

     Dividends on both the Series F and Series G Preferred Stock are cumulative and are paid quarterly on the last day of March, June, September and December of each year.

     At March 31, 1995, the cost of Common Stock in the treasury averaged $73.70 per share. At December 31, 1994 and March 31, 1994, the cost of Common Stock in the treasury averaged $73.64 and $42.83, respectively. On April 28, 1995, the Board of Directors approved the repurchase of up to 7.6 million shares of Common Stock. The first 2.5 million shares purchased under the program will be used for reissuance through the Corporation's various employee benefit and stock option plans, and Stock Purchase and Dividend Reinvestment Plan. Such repurchases will be made periodically over the next two years in the open market or through privately negotiated transactions, subject to appropriate regulatory and acquisition accounting requirements.

6. During the first three months of 1995, the Corporation was a party to three business combinations with operating entities (University Savings Bank, Levy Bancorp and North Texas Bancshares) resulting in the acquisition of $2.3 billion in assets and $1.8 billion in deposits. University Savings Bank and North Texas Bancshares were cash transactions, and the Corporation issued 1,308,388 shares of its common stock (from its Treasury shares) for the acquisition of Levy Bancorp. All three acquisitions were accounted for as purchases.

     In addition, the Corporation, through its subsidiary in California, completed a cash transaction resulting in the acquisition of $187 million of deposits from the Federal Deposit Insurance Corporation. The Corporation paid a premium of $16 million for these deposits.

7. For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks, time deposits with banks, federal funds sold and securities purchased under agreements to resell having maturities of three months or less. Federal funds are purchased and sold for one-day periods. The effect of changes in foreign exchange rates on cash balances is not material.

Item 2:
Management's Discussion and Analysis of Financial Condition and
Results of Operations


COMPARISON OF FIRST QUARTER RESULTS:

The Corporation recorded net income for the first quarter of 1995 of $212.0 million ($2.66 per share). This includes the effect of $4.8 million of previously announced restructuring charges ($3.0 million after taxes, or $0.04 per share) and represents an increase of 15.2% from the 1994 first quarter. Net income of $184.1 million in the 1994 first quarter included a benefit from the recognition of nonrecurring items of $14.7 million ($0.18 per share). Before the effect of nonrecurring items in both periods, income after taxes in the 1995 first quarter amounted to $215.0 million ($2.70 per share), an increase of 26.9% from $169.4 million ($2.03 per share) in the 1994 first quarter.

Taxable-equivalent net interest income was $637.5 million in the first quarter of 1995, an increase of 18.4% from a year earlier. This increase resulted from expansion of the net interest margin, up 36 basis points to 5.31%, as well as from earning asset growth, up $4.5 billion (10.2%) to an average of $48.4 billion. The higher level of average earning assets in the first quarter of 1995 reflects loan growth of $8.8 billion, offset by a decline in investment securities of $3.0 billion. The Corporation is, and has been historically, asset sensitive. During periods such as 1994 in which short term interest rates rise, as driven by monetary policy, the net interest margin has generally increased. The net interest margin in the 1995 first quarter was two basis points above the 1994 fourth quarter margin of 5.29%. Growth of the net interest margin in 1995 is expected to stabilize, assuming deposit rates will gradually increase reflecting higher market interest rates, which is consistent with this stage of the economic cycle.

Average loans and leases including acquisitions increased $8.8 billion (34.4%) from the 1994 first quarter and $2.8 billion (8.7%) from the fourth quarter to $34.6 billion in the 1995 first quarter. Real estate mortgage loans averaged $11.1 billion in the 1995 first quarter, an increase of $4.8 billion (76.6%) from the comparable 1994 quarterly level. This increase reflects, in part, acquisitions completed since March 1994. Instalment loans averaged $12.4 billion in the first quarter of 1995, up $1.4 billion (13.1%) from a year earlier and up $226 million (1.9%) from the fourth quarter of 1994. Growth of instalment loans reflects the improved economy and the success of marketing programs, as well as the impact of completed acquisitions. Average commercial loans outstanding were up $2.0 billion (26.6%) from a year earlier and up $592 million (6.6%) from the 1994 fourth quarter to an average of $9.6 billion. Average construction loans increased $299 million (40.6%) from the 1994 first quarter and $129 million (14.2%) from the fourth quarter to $1.0 billion in the 1995 period.

At March 31, 1995, including the effect of acquisitions, loans and leases totaled $35.1 billion, up $8.0 billion (29.4%) from a year earlier and up $1.9 billion (5.6%) from yearend 1994. Instalment loans totaled $12.4 billion at March 31, 1995, an increase of $1.2 billion (10.2%) from a year earlier and an increase of $129 million (1.1%) from yearend 1994. At the same time, commercial loans were $9.6 billion, an increase of $1.4 billion (17.1%) from a year earlier and up $341 million (3.7%) from yearend 1994. Residential real estate mortgages totaled $6.7 billion, $3.6 billion (116.1%) above a year ago and $0.9 billion (15.5%) above the yearend level. Commercial real estate mortgages amounted to $4.7 billion at March 31, 1995, $1.2 billion (34.3%) above a year ago and $278 million (6.3%) above December 31, 1994. Construction loans were $1.1 billion at March 31, 1995, versus $806 million a year earlier and $933 million at the end of 1994.

As a result of maturities and paydowns, investment securities held to maturity declined $4.3 billion (25.9%) from a year earlier and declined $1.5 billion (10.9%) from yearend 1994 to $12.2 billion at March 31, 1995. These proceeds supported the growth in loans. The investment securities portfolio is expected to continue to decline moderately as loan growth is expected to exceed deposit growth. U.S. Treasury and agency-backed securities declined 28.0% from a year earlier to $10.7 billion at March 31, 1995. Of the current amount, $4.3 billion were U.S. Treasury securities and $6.4 billion were government agency securities. Of the $6.4 billion of government agency securities at March 31, 1995, the majority was backed by mortgages. All other investment securities amounted to $1.5 billion at the end of March 1995, down $100 million (6.2%) from a year earlier and down slightly from yearend 1994.

Total deposits averaged $48.0 billion in the 1995 first quarter, up $3.4 billion (7.7%) from the 1994 first quarter and up $211 million from the fourth quarter. Average deposits in consumer savings, time and net transaction accounts increased $2.7 billion (7.1%) from the 1994 first quarter to an average of $41.1 billion in the 1995 first quarter. Such deposits increased $244 million from $40.9 billion in the 1994 fourth quarter, including the results of acquisitions. The Corporation's CDs over $100,000 increased $442 million (46.2%) from the 1994 first quarter and increased slightly from the 1994 fourth quarter to an average of $1.4 billion. At the same time, short term borrowings, primarily federal funds purchased, averaged $2.4 billion, up $2.1 billion from the 1994 first quarter and up $1.5 billion from the fourth quarter; these increases include the impact of acquisitions. The higher levels of short term borrowings, together with maturing securities and deposit growth, supported loan growth in the 1995 first quarter.

Based on an assessment of the Corporation's current risk profile, no provision for credit losses for the Corporation has been recorded since the fourth quarter of 1993. Loans charged off, net of recoveries, were $37.2 million in the first quarter of 1995, compared to $25.6 million reported for the comparable 1994 quarter. The Corporation continued to experience a strong level of recoveries on prior period chargeoffs.

Noninterest income totaled $268.4 million in the first quarter of 1995, an increase of $11.9 million (4.6%) from the 1994 first quarter level. Service charges on deposit accounts rose $8.1 million (5.8%) from the 1994 level, while trust fees declined $7.6 million (16.2%). The decline in trust fees reflects the previously announced disposition of Denver Investment Advisors, a subsidiary of First Interstate Bank of Denver.

Total noninterest expenses amounted to $551.7 million in the 1995 first quarter, including $4.8 million of restructuring charges, as previously noted. Noninterest expenses before the effect of these charges and including the effect of completed acquisitions were $546.9 million, an increase of $54.0 million (11.0%) from the comparable 1994 quarter. The increase in noninterest expenses from the 1994 first quarter was attributable primarily to acquisitions. In addition, noninterest expenses in the first quarter of 1994 benefited from the reversal of $13.2 million of litigation reserves included in outside contract fees.

The Corporation's efficiency ratio, which reflects noninterest expenses before restructuring and ORE charges as a percent of taxable-equivalent net interest income plus noninterest income, was 60.4% in the 1995 first quarter, 61.3% in the 1994 fourth quarter, and 62.0% in the 1994 first quarter.

In the first quarter of 1995, the Corporation recorded income tax expense of $136.4 million, resulting in an effective income tax rate of 39.2%. This compares to an effective rate of 38.0% in the comparable 1994 quarter.



LIQUIDITY MANAGEMENT:

Liquidity  refers  to the Corporation's ability   to  adjust  its
future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost effective basis.

The Corporation continues to utilize the core deposits gathered through its extensive interstate retail banking network as a key source of low-cost funding. Core deposits, defined as demand deposits, interest bearing consumer deposits under $100,000 and noninterest bearing time deposits, together with corporate purchased funds and equity are the primary sources for funding earning assets. During the first quarter of 1995, core deposits represented 85% of average earning assets, down from 88% in both the first and fourth quarters of 1994.

At the same time, average corporate purchased funds increased primarily due to the following. Short term borrowings rose $2.1 billion from the first quarter of 1994 and $1.5 billion from the 1994 fourth quarter level. In addition, long term debt decreased $142 million from the 1994 first quarter, and increased $64 million from the 1994 fourth quarter, reflecting the issuance in the 1995 first quarter of $100 million of subordinated debt.

Cash  and  cash equivalents was virtually unchanged from December
31, 1994.

Net cash provided by investing activities during the first three months of 1995 totaled $1,349 million. Maturities of investment securities in the held-to-maturity portfolio, net of purchases, provided cash of $1,485 million. Maturities and sales of investment securities in the available-for-sale portfolio, net of purchases, provided $676 million. Loan originations, net of repayments, used cash of $1,032 million. Proceeds from the sale of loans provided $443 million while the purchase of loans used $125 million.

Net cash used by financing activities totaled $1,400 million during the first three months of 1995. Deposits, excluding the purchase of $187 million from the Federal Deposit Insurance Corporation as part of the Corporation's ongoing acquisition program, exhibited a net decrease of $2,072 million. The Corporation also reported a net increase of $449 in short term borrowings. These borrowings were primarily federal funds purchased and securities sold under agreements to repurchase. The Corporation continues to have no commercial paper outstanding. Proceeds from the issuance of long term debt provided $100 million while maturities required cash of $18 million. Issuance of common stock provided cash of $19 million while dividends paid totaled $65 million.

Cash provided by operations during the first three months of 1995 totaled $298 million. Net income totaled $212 million and noncash adjustments to reconcile net income totaled $87 million. Net changes in other assets and other liabilities decreased cash from operations by $1 million.

The Corporation's other sources of liquidity include maturing securities in addition to those which are available for sale or repurchase activity. In addition, subsidiary banks may directly access funds placed by them through existing agency agreements for the placement of federal funds and may also access the Federal Reserve for short term liquidity needs.


SOURCE OF FUNDS:

The Parent Corporation is a legal entity, separate and distinct from its subsidiary banks. The principal source of the Parent Corporation's revenue is dividends from the subsidiary banks. During the first three months of 1995, the subsidiary banks paid a total of $153 million in dividends to the Parent Corporation. Various statutory provisions limit the amount of dividends the subsidiary banks and certain non-bank subsidiaries can pay without regulatory approval, and various regulations also restrict the payment of dividends. In addition, federal statutes limit the ability of the subsidiary banks to make loans to the Parent Corporation. At March 31, 1995, the Parent Corporation had no external short term borrowings outstanding. Immediate liquidity available to the Corporation includes a $500 million senior revolving credit facility, as well as cash and other short term financial instruments at the Parent Corporation totaling $237 million at March 31, 1995. This compares to $219 million at yearend 1994. At current rates, interest on long term debt and preferred stock dividend requirements from April 1, 1995 through yearend 1995 total $120 million. In addition, from April 1, 1995 through yearend 1995, $113 million of the Parent Corporation's long term debt will mature. Under the appropriate circumstances, the Parent Corporation could consider repurchasing any of its outstanding securities.

The Parent Corporation has access to regional, national and international capital and money markets. On December 9, 1994, the Corporation announced the establishment of its $1 billion Global Medium Term Note Program. The program allows for senior and subordinated debt and capital securities issuance in a number of countries and over a broad spectrum of maturities.


RISK ELEMENTS:

Nonperforming Assets - At March 31, 1995, nonperforming assets totaled $262 million, down $71 million (21.3%) from the year ago level of $333 million, and up $4 million from $258 million reported at yearend 1994. The current level of nonperforming assets represents 0.46% of total assets, versus 0.62% a year earlier and 0.46% at yearend 1994. Nonperforming loans totaled $188 million at March 31, 1995, down 22.2% from $243 million reported a year earlier, and up $2 million from $186 million at yearend 1994. ORE totaled $74 million at March 31, 1995, down from $90 million a year ago and up $2 million from yearend 1994.

In addition to credit assets classified as nonperforming, the Corporation reported accruing loans that were past due 90 days or more of $52 million at March 31, 1995, versus $114 million a year earlier and $51 million at yearend 1994. The current level of past due loans represents 0.09% of total assets.

Allowance for Credit Losses - At March 31, 1995, the allowance for credit losses totaled $921 million, or 2.62% of total loans. This compares to an allowance of $1,011 million, or 3.73% of loans, a year ago and $934 million, or 2.81% of loans, at December 31, 1994.

Historical and projected allowances for credit losses reflect management's assessment of the credit risk inherent in the Corporation's loan portfolio, as well as the possible impact of known and potential problems in certain off-balance sheet financial instruments and uncertain events. Consistent with regulatory guidelines, the allowance is maintained at the level that is adequate to absorb estimated credit losses associated with the total loan and lease portfolio, including all binding commitments to lend.

For the past eleven quarters, the Corporation has provided less than net chargeoffs with the credit provision over the past five quarters being zero. Despite zero credit provisions, improving economic conditions and lower levels of problem assets have caused reserves to remain in the upper range of key measures of adequacy. Management continues to evaluate the Corporation's reserve adequacy strategy on a quarterly basis, with the expectation that further reductions in reserve levels will be considered as long as the Corporation's risk profile supports that conclusion.

During the first quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." The adoption resulted in no material change in unallocated reserves of the allowance for credit losses. Refer to Footnote 3 to the financial statements for further information .

Derivatives - The Corporation continues to engage in a minimum of derivative activities, none of a trading or speculative nature. At March 31, 1995, the notional value of derivatives outstanding was $6.6 billion, including $5.4 billion in which the Corporation is an intermediary and $1.2 billion in which the Corporation entered into transactions to hedge interest rate sensitivity. Of the $5.4 billion in which the Corporation is an intermediary, $4.2 billion of notional value has been sold to Standard Chartered, which has assumed the market risk of these instruments, and the Corporation retains only the credit risk.


CAPITAL AND OTHER FINANCIAL STATISTICS:

At March 31, 1995, total shareholders' equity represented 6.48% of total assets, versus 7.01% a year earlier and 6.16% at yearend 1994. On the same dates, common equity equaled 5.87%, 6.35% and 5.53% of total assets, respectively. The recent decline in the Corporation's various capital ratios largely resulted from common stock repurchase programs and completed acquisitions.

The  tangible  common equity ratio was 4.56% at March  31,  1995,
compared to 5.92% a year earlier and 4.57% at yearend 1994.   The
regulatory  leverage ratio was 5.24% at March  31,  1995,  versus
6.91% a year ago and 5.35% at yearend 1994.

The Corporation's Tier 1 and Total Capital ratios at March 31, 1995 were 6.91% and 10.05%, respectively. The Tier 1 and Total Capital ratios at yearend 1994 were 7.20% and 10.22%, respectively. The decline in risk adjusted capital ratios was also affected by loan growth and declines in the lower risk-weighted investment securities portfolio. During the first quarter of 1995, the Corporation issued $100 million in 8.15% subordinated notes due March 15, 2002. Such notes qualify as Tier 2 capital securities and contributed to the Corporation's Total Capital ratio.

On January 17, 1995, the Corporation's Board of Directors declared a quarterly cash dividend of $0.75 on the Corporation's $2 par value Common Stock, payable on February 24, 1995, to shareholders of record on February 6, 1995. On February 1, 1995, the Preferred Stock Committee of the Board of Directors declared dividends on the Corporation's outstanding preferred stock. During the first quarter of 1995, the Corporation recorded common stock dividends of $57.1 million and preferred stock dividends of $8.3 million.

Total intangibles amounted to $785 million at March 31, 1995, versus $247 million a year earlier and $561 million at yearend 1994. The higher current level reflects the completion of acquisitions after March 31, 1994. As a result, goodwill increased to $737 million at March 31, 1995, from $217 million a year earlier.

The number of common shares used in the calculation of 1995 first quarter results per share was 76,463,802. During the quarter,
1.3 million shares were issued from the Corporation's treasury shares in conjunction with the acquisition of Levy Bancorp in February 1995, of which 1.1 million represent shares repurchased for such purpose.

RESTRUCTURING

As previously announced, the Corporation has adopted a Restructuring Plan (Plan) to improve efficiency and to better position the company for the introduction of full interstate banking. The restructuring activity related to the Plan is summarized in the following table (in millions):

                            Early    Severance and  Facility and
                         Retirement  Outplacement    Equipment
                          Program      Services      Valuations   Other   Total
                        -----------  -------------  ------------  ------  ------
1994
 Restructuring provision
          Initial charge  $ 82.0        $ 40.0       $ 15.0       $ 2.0   $139.0
          Ongoing            --            --           --          2.3      2.3
                          ------        ------       ------       -----   ------
          Total             82.0          40.0         15.0         4.3    141.3
 Utilization for the period
          Cash               0.4           4.7          6.8         2.3     14.2
          Noncash           81.6           --           --          --      81.6
                          ------        ------       ------       -----   ------
          Total             82.0           4.7          6.8         2.3     95.8
                          ------        ------       ------       -----   ------
Balance at
      December 31, 1994     --            35.3          8.2         2.0     45.5


1995
 Restructuring provision    --             --           --          4.8      4.8

 Utilization for the period
          Cash              --             3.1          1.3         6.8     11.2
          Noncash           --             --           --          --       --
                          ------        ------       ------       -----   ------
          Total             --             3.1          1.3         6.8     11.2
                          ------        ------       ------       -----   ------
Balance at
      March 31, 1995      $ --          $ 32.2       $  6.9       $ --    $ 39.1
                          ======        ======       ======       =====   ======

The 1994 noncash amount of $81.6 million represents the amount transferred to the Corporation's pension liability during 1994. Payment of the cost of the Early Retirement Program into the Corporation's qualified retirement plan will depend on the timing of the Corporation's contributions to the pension plan.

The balance of the restructuring charge will be funded out of operating cash flows with payments for severance and outplacement services occurring through the end of 1995. In addition, it is expected that restructuring charges of another $18.9 million for relocation of staff and facilities, as well as retention payments for certain personnel displaced in the restructuring program, will be incurred and expensed as the program is implemented. Such costs are expected to be incurred relatively evenly through the end of 1995. The total expected cost of the Plan, therefore, will be approximately $165 million, as previously estimated.

SUMMARY OF ACQUISITION ACTIVITY:

In the first quarter of 1995 , the Corporation closed four acquisitions: University Savings Bank in Seattle-Tacoma, Washington; Levy Bancorp in Ventura, California; North Texas Bancshares, Inc. in Fort Worth, Texas; and First Trust Bank in Ontario, California.

On March 16, 1995, First Interstate Bank of Texas, N.A. announced the signing of a definitive agreement to purchase Tomball National Bancshares and its principal subsidiary, Texas National Bank, for $7.7 million in cash. At yearend 1994, Tomball reported assets of $98 million, loans of $36 million and deposits of $88 million. The transaction is expected to be completed in mid-1995.

First Interstate currently operates 1,167 banking offices in 13 western states. As previously disclosed, the Corporation continues to explore opportunities to expand its banking operations by means of strategically selected acquisitions within the existing First Interstate Territory.


RECENT  DEVELOPMENTS:

Effective January 1, 1995, President William E. B. Siart succeeded Edward M. Carson as Chief Executive Officer of the Corporation. In addition, William S. Randall was elected Chief Operating Officer of the Corporation, also effective January 1, 1995.

Bancorp President and CEO William E. B. Siart was elected to succeed Edward M. Carson as Chairman of the Corporation, effective May 1, 1995. Also, Chief Operating Officer William S. Randall was named President of the Corporation, succeeding Mr. Siart, and California Region CEO Bruce G. Willison was named Vice Chairman of the Corporation.

On  April 18, 1995, the Corporation's Board of Directors declared a quarterly cash dividend of $0.75 per share on the Corporation's
$2   par  value  Common  Stock,  payable  on  May  31,  1995   to
shareholders of record on May 8, 1995.

On April 28, 1995, the Board of Directors approved the repurchase of  up to 7.6 million shares of Common Stock.  See Footnote 5  to
the   financial  statements  for  further  information   on   the
repurchase program.,

                   PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Corporation's Annual Meeting of Stockholders was held on April 28, 1995.

          (b) At the Annual Meeting of Stockholders, the following matters were voted upon: the election of 15 directors of the Corporation, the ratification of the selection of Ernst & Young LLP, as independent public accountants to examine the accounts of the Corporation for the year 1995, the approval of the First Interstate Bancorp Corporate Executive Incentive Plan, and the approval of the First Interstate Bancorp 1995 Performance Stock Plan. A shareholder proposal recommending that the Board of Directors implement a policy of cumulative voting for all elections of directors, that was included in the First Interstate Bancorp Proxy Statement as "Item 5. Stockholder Proposal," was not presented by its proponent at the annual meeting, and therefor, no formal vote was taken.

          The results of the voting on matters presented at the Corporation's Annual Meeting of Stockholders were as follows:

                                              Votes       Votes
                   Description                 For       Withheld
                                           ----------    --------

           Election of Directors
                 John E. Bryson            61,593,302     282,068
                 Edward M. Carson          61,602,426     272,944
                 Jewel Plummer Cobb        61,584,539     290,831
                 Ralph P. Davidson         61,592,359     283,011
                 Myron Du Bain             61,586,761     288,609
                 Don C. Frisbee            61,555,139     320,231
                 George M. Keller          61,585,007     290,363
                 Thomas L. Lee             61,605,511     269,859
                 William F. Miller         61,591,902     283,468
                 William S. Randall        61,601,350     274,020
                 Steven B. Sample          61,566,905     308,465
                 Forrest N. Shumway        61,603,408     271,962
                 William E.B. Siart        61,602,278     273,092
                 Richard J. Stegemeier     61,604,669     270,701
                 Daniel M. Tellep          61,591,530     283,840

        There were no abstentions or broker non-votes on the elections of directors.

                                    Votes      Votes                   Broker
          Description                For      Against    Abstentions  Non-Votes
      ------------------------   ----------  ---------   -----------  ---------
        Ratification of the
           selection of
       Ernst & Young LLP        61,564,510     127,789      217,764      30,628

           Approval of
        Corporate Executive
         Incentive Plan         57,751,958   2,644,687    1,513,097      30,949

        Approval of 1995
      Performance Stock Plan    41,288,970  14,905,324    1,536,265   4,210,132



Item 6.  Exhibits and Reports on Form 8-K



     (a)  Exhibits

          (11)  Computation of Earnings Per Share

          (12)  Computation  of   Ratio of  Earnings  to  Fixed
                Charges for the three-month period
                ending March 31, 1995.

          (27) Financial Data Schedule for the three-month period ending March 31, 1995


     (b)  Reports on Form 8-K

          A report on Form 8-K dated February 17, 1995 announced the date, time and place of its 1995 Annual Meeting of Stockholders.

          A report on Form 8-K dated March 24, 1995 announced that Registrant has entered into a Dealer Agreement dated December 9, 1994 among Registrant and various dealers named therein. Copies of related documents were included in such filing.

          A  report on Form 8-K dated May 1, 1995 announced
          the   Corporation's  repurchase  program  for   up   to
          7,600,000 shares of Common Stock. Copies of related documents were included in such filing.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            FIRST INTERSTATE BANCORP
                                                   REGISTRANT



DATE:       MAY  12,  1995                 By  /s/ William S. Randall
                                               ------------------------
                                                   William S. Randall
                                                        President
                                             (Principal Financial Officer)



DATE:       MAY   12,  1995                By  /s/ David S. Belles
                                               ------------------------
                                               David S. Belles
                                       Executive Vice President and Controller
                                             (Principal Accounting Officer)