Form 10-Q
period 1995-06-30
FIRST INTERSTATE BANCORP /DE/
filed 1995-08-14
CIK 105982

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period ended June 30, 1995


 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to
                                 ------------    ------------


                   Commission File No. 1-4114


                   FIRST  INTERSTATE  BANCORP
      (Exact name of registrant as specified in its charter)


            DELAWARE                          95-1418530
     (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization)     Identification Number)


         633 WEST FIFTH STREET
        LOS ANGELES, CALIFORNIA                        90071
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

        CLASS                        OUTSTANDING AT July 31, 1995
 Common stock, $2 par value               75,985,361 shares


CONSOLIDATED BALANCE SHEET                                                              First Interstate Bancorp
----------------------------------------------------------------------------------------------------------------

                                                             1995                         1994
                                                       ------------------   ------------------------------------
(dollar amounts in millions)                           June 30   March 31   December 31   September 30   June 30
----------------------------------------------------------------------------------------------------------------
ASSETS
 Cash and due from banks                               $ 5,898    $ 6,230       $ 6,070        $ 6,240   $ 4,859
 Time deposits, due from banks                              27         27            26             57       237
 Federal funds sold and securities
  purchased under agreements to resell                     268        265           179            603       559
 Trading account securities                                114         52            64             64        52

 Investment Securities:
  Held-to-maturity securities                           10,802     12,204        13,695         14,625    16,373
  Available-for-sale securities                            107        127           156            119       342
                                                       -------    -------       -------        -------   -------
      Total Investment Securities                       10,909     12,331        13,851         14,744    16,715

 Loans (net)                                            35,904     35,096        33,222         30,331    28,746
 Less:  Allowance for credit losses                        878        921           934            952       972
                                                       -------    -------       -------        -------   -------
      Net Loans                                         35,026     34,175        32,288         29,379    27,774

 Bank premises and equipment                             1,237      1,199         1,147          1,081     1,078
 Customers' liability for acceptances                       57         31            35             29        36
 Other assets                                            2,416      2,646         2,153          2,010     1,993
                                                       -------    -------       -------        -------   -------
          Total Assets                                 $55,952    $56,956       $55,813        $54,207   $53,303
                                                       =======    =======       =======        =======   =======


LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
   Noninterest bearing                                 $16,981    $16,644       $16,599        $17,659   $15,951
   Interest bearing                                     31,474     31,720        31,828         30,396    30,905
                                                       -------    -------       -------        -------   -------
      Total Deposits                                    48,455     48,364        48,427         48,055    46,856

   Short term borrowings                                 1,328      2,361         1,574            405       409
   Acceptances outstanding                                  57         31            35             29        36
   Accounts payable and accrued liabilities                797      1,037           953            907       815
   Long term debt                                        1,446      1,470         1,388          1,261     1,391
                                                       -------    -------       -------        -------   -------
        Total Liabilities                               52,083     53,263        52,377         50,657    49,507

Shareholders' equity:
   Preferred Stock                                         350        350           350            350       350
   Common Stock, par value $2 a share: (in thousands)
     Authorized: 250,000 shares;
     Issued: 84,286 shares                                 169        169           168            169       169
   Capital surplus                                       1,671      1,683         1,692          1,683     1,683
   Retained earnings                                     2,268      2,113         1,967          1,821     1,760
   Unrealized gain on
    available-for-sale securities, net of tax                -          1             1              -         -
                                                       -------    -------       -------        -------   -------
                                                         4,458      4,316         4,178          4,023     3,962
   Less Common Stock in treasury, at cost: (in thousands)
     June 30, 1995      -  8,000 shares
     March 31, 1995     -  8,452 shares
     December 31, 1994  - 10,082 shares
     September 30, 1994 -  6,687 shares
     June 30, 1994      -  2,801 shares                    589        623           742            473       166
                                                       -------    -------       -------        -------   -------
        Total Shareholders' Equity                       3,869      3,693         3,436          3,550     3,796
                                                       -------    -------       -------        -------   -------
          Total Liabilities and Shareholders' Equity   $55,952    $56,956       $55,813        $54,207   $53,303
                                                       =======    =======       =======        =======   =======

----------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements




CONSOLIDATED STATEMENT OF OPERATIONS                                                                       First Interstate Bancorp
-----------------------------------------------------------------------------------------------------------------------------------

                                                                   1995                    1994                  Six Months Ended
                                                            -----------------   ---------------------------          June 30
                                                             Second     First    Fourth     Third    Second    --------------------
(dollar amounts in millions, except per share data)         Quarter   Quarter   Quarter   Quarter   Quarter      1995        1994
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans, including fees                                      $779.9    $730.5    $662.4    $591.4    $551.2    $1,510.4    $1,049.9
  Trading account                                               1.7       1.6       1.6       1.0       1.1         3.3         2.4
  Investment Securities:
    Held-to-maturity securities                               157.0     177.4     192.7     209.4     221.0       334.4       428.9
    Available-for-sale securities                               2.3       5.1       0.9       2.8       4.5         7.4         9.6
  Other interest income                                         4.1       6.9       4.7       7.3      10.9        11.0        27.1
                                                             ------    ------    ------    ------    ------    --------    --------
       Total Interest Income                                  945.0     921.5     862.3     811.9     788.7     1,866.5     1,517.9
INTEREST EXPENSE
  Deposits                                                    244.7     225.2     205.7     182.6     172.8       469.9       336.7
  Short term borrowings                                        27.7      35.2      14.8       6.8       9.2        62.9        12.6
  Long term debt                                               31.2      29.4      25.2      26.1      26.5        60.6        55.0
                                                             ------    ------    ------    ------    ------    --------    --------
       Total Interest Expense                                 303.6     289.8     245.7     215.5     208.5       593.4       404.3
                                                             ------    ------    ------    ------    ------    --------    --------
NET INTEREST INCOME                                           641.4     631.7     616.6     596.4     580.2     1,273.1     1,113.6
  Provision for credit losses                                     -         -         -         -         -           -           -
                                                             ------    ------    ------    ------    ------    --------    --------
NET INTEREST INCOME AFTER PROVISION FOR
  CREDIT LOSSES                                               641.4     631.7     616.6     596.4     580.2     1,273.1     1,113.6
NONINTEREST INCOME
  Service charges on deposit accounts                         147.3     147.1     143.4     140.5     138.9       294.4       277.9
  Trust fees                                                   40.6      39.4      49.1      48.2      48.9        80.0        95.9
  Other charges, commissions, and fees                         37.4      34.0      32.5      32.6      34.2        71.4        66.9
  Merchant credit card fees                                    13.7      12.3      10.6      10.8       9.3        26.0        18.3
  Investment securities gains                                   3.6       0.5      14.1       4.1       2.1         4.1         2.9
  Other income                                                 31.8      35.1      12.6      44.8      21.1        66.9        49.1
                                                             ------    ------    ------    ------    ------    --------    --------
       Total Noninterest Income                               274.4     268.4     262.3     281.0     254.5       542.8       511.0

NONINTEREST EXPENSES
  Salaries and benefits                                       268.4     273.4     270.3     266.7     273.4       541.8       542.9
  Net occupancy expenses                                       95.2     100.1      92.6      91.9      84.1       195.3       172.1
  Communications                                               36.2      33.9      30.2      29.8      30.0        70.1        57.6
  Outside contract fees                                        29.9      34.0      30.0      33.6      11.1        63.9        28.1
  FDIC assessments                                             27.7      27.9      27.8      25.4      25.4        55.6        49.7
  Amortization of intangibles                                  15.0      14.9      11.8       9.0       7.7        29.9        14.4
  Office supplies                                              11.4      14.0      10.5      11.1      11.1        25.4        22.1
  Advertising                                                  15.8      10.1      14.6      12.0       9.7        25.9        20.2
  Other real estate                                               -         -      (6.1)     (0.7)     (5.6)          -        (5.6)
  Provision for restructuring                                   4.3       4.8       2.3     139.0         -         9.1           -
  Other expenses                                               50.0      38.6      54.2      50.0      52.0        88.6        90.3
                                                             ------    ------    ------    ------    ------    --------    --------
       Total Noninterest Expenses                             553.9     551.7     538.2     667.8     498.9     1,105.6       991.8
                                                             ------    ------    ------    ------    ------    --------    --------
INCOME BEFORE INCOME TAXES                                    361.9     348.4     340.7     209.6     335.8       710.3       632.8
  Applicable income taxes                                     142.0     136.4     129.4      79.6     127.6       278.4       240.5
                                                             ------    ------    ------    ------    ------    --------    --------
NET INCOME                                                   $219.9    $212.0    $211.3    $130.0    $208.2    $  431.9    $  392.3
                                                             ======    ======    ======    ======    ======    ========    ========


  Net income applicable to common stock                      $211.6    $203.7    $203.0    $121.6    $199.9    $  415.3    $  375.7
  Average number of common shares outstanding (in thousands) 77,470    76,464    76,656    81,700    83,864      76,970      81,686
  Per common share:
       Net income                                            $ 2.73    $ 2.66    $ 2.65    $ 1.49    $ 2.38    $   5.40    $   4.60
       Dividends paid                                        $ 0.75    $ 0.75    $ 0.75    $ 0.75    $ 0.75    $   1.50    $   1.25

-----------------------------------------------------------------------------------------------------------------------------------
NOTE: Certain prior year balances have been reclassified to conform to current year classifications.


See notes to consolidated financial statements




CONSOLIDATED STATEMENT OF CASH FLOWS                                        First Interstate Bancorp
----------------------------------------------------------------------------------------------------


                                                                               Six Months Ended
                                                                        ----------------------------
                                                                         June 30            June 30
(dollar amounts in millions)                                              1995               1994
----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net Income                                                         $   432             $   392
     Adjustment to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                      95                  71
          Provision for credit losses                                         -                   -
          Valuation adjustment on foreclosed property                         2                  (6)
          Provision for deferred income taxes                                69                  96
          Decrease (increase) in trading account securities                 (50)                115
          Decrease in interest receivable                                    13                 100
          Increase in interest payable                                       17                 (11)
          Other, net                                                        (65)               (463)
                                                                        --------            --------
            Net Cash Provided by Operating Activities                       513                 294

Cash Flows from Investing Activities:
     Held-to-maturity securities
          Proceeds from maturities                                        3,000               3,180
          Proceeds from sales                                                 -                   -
          Purchases                                                        (133)             (2,217)
     Available-for-sale securities
          Proceeds from maturities                                          324               5,352
          Proceeds from sales                                               386                  65
          Purchases                                                         (12)             (5,439)
     Net loan originations                                               (2,421)             (2,374)
     Proceeds from sales of loans                                         1,342               1,420
     Loans purchased                                                       (516)               (697)
     Acquisition of subsidiaries                                            (74)                293
     Proceeds from sales of premises and equipment                           49                  16
     Purchases of premises and equipment                                   (166)               (131)
     Proceeds from sales of other real estate                                35                  18
                                                                        --------            --------
            Net Cash Provided (Used) by Investing Activities              1,814                (514)

Cash Flows from Financing Activities:
     Net decrease in deposits                                            (1,980)               (701)
     Deposits purchased                                                     187                 315
     Net decrease in short term borrowings                                 (584)               (199)
     Proceeds from long term debt issued                                    100                   0
     Repayments of long term debt                                           (43)               (173)
     Cash dividends paid                                                   (131)               (117)
     Proceeds from Common Stock issued                                       41                  31
     Reacquisition of Common Stock                                            -                (120)
                                                                        --------            --------
            Net Cash Used by Financing Activities                        (2,409)               (964)
                                                                        --------            --------
            Net Decrease in Cash and Cash Equivalents                       (82)             (1,184)
     Cash and cash equivalents at beginning of year                       6,275               6,839
                                                                        --------            --------
            Cash and Cash Equivalents at end of period                   $6,193             $ 5,655
                                                                        ========            ========
Additional Disclosures
            Loans transferred to OREO                                    $   22             $    17
            Loans originated to facilitate sale of OREO                       -                  10
            Interest paid                                                   576                 415
            Income taxes paid                                               225                 159

---------------------------------------------------------------------------------------------------


See notes to consolidated financial statements



STATEMENT OF SHAREHOLDERS' EQUITY                                                                          First Interstate Bancorp

                                                                                                   Unrealized
                                                                                                  Net Gains on
                                                          Common Stock                             Available-
                                           Preferred  ---------------------   Capital   Retained    for-sale    Treasury
(dollar amounts in millions)                 Stock    Shares (000s)  Amount   Surplus   Earnings   Securities    Stock      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995                  $    350    74,204       $  168   $ 1,692   $  1,967   $     1      $  (742)   $ 3,436

  Net income for the period                                                                  432                               432
  Cash dividends
    Common Stock - $0.75 per share                                                          (114)                             (114)
    Preferred Stock                                                                          (17)                              (17)
  Common Stock issued:
    Stock Option and Restricted Stock Plans                579                    (16)                               41         25
    Dividend Reinvestment Plan                             172                                                       13         13
    Management Incentive Plan                               23                                                        2          2
    Levy Bancorp acquisition                             1,308                     (5)                               97         92
  Other adjustments                                                       1                            (1)                      -
                                            --------    ------       ------   --------  ---------  --------     --------   --------
Balance at June 30, 1995                    $    350    76,286       $  169   $ 1,671   $  2,268   $     -      $  (589)   $ 3,869
                                            ========    ======       ======   =======   ========   ========     ========   ========

-----------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financials


                    FIRST INTERSTATE BANCORP

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements of First Interstate Bancorp are prepared in conformity with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (all of which are of a normal recurring nature) necessary to present fairly the consolidated financial position and the results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the First Interstate Bancorp Annual Report on Form 10-K for the year ended December 31, 1994. Certain prior year balances have been reclassified to conform to current year classifications.

2.   The  following  table  provides  the  major  components   of
     investment securities (in millions):

                                                 Gross Unrealized
                                      Amortized  ----------------   Estimated
                                          Cost    Gains    Losses   Fair Value
                                      ---------  ------    ------   ----------
 June 30, 1995
  Held-to-maturity:
   U. S. Treasury and agencies         $  9,379   $  33    $   94   $    9,318
   State and political subdivisions          25       1         -           26
   Other debt securities                  1,398       5        21        1,382
                                       --------   -----    ------   ----------
    Total held-to-maturity             $ 10,802   $  39    $  115   $   10,726
                                       ========   =====    ======   ==========

  Available-for-sale:
   U. S. Treasury and agencies         $      7   $    -   $    -   $        7
   Corporate and Federal Reserve Stock      100        -        -          100
                                       --------   ------   ------   ----------
    Total available-for-sale           $    107   $    -   $    -   $      107
                                       ========   ======   ======   ==========


 December 31, 1994
  Held-to-maturity:
   U. S. Treasury and agencies         $ 12,105   $   16   $  352   $   11,769
   State and political subdivisions          29        1        -           30
   Other debt securities                  1,561        -       80        1,481
                                       --------   ------   ------   ----------
    Total held-to-maturity             $ 13,695   $   17   $  432   $   13,280
                                       ========   ======   ======   ==========

  Available-for-sale:
   U. S. Treasury and agencies         $     42   $    -   $    -   $       42
   Corporate and Federal Reserve Stock      113        1        -          114
                                       --------   ------   ------   ----------
    Total available-for-sale           $    155   $    1   $    -   $      156
                                       ========   ======   ======   ==========

     During 1994 and the six months ended June 30, 1995 there were no transfers or sales of held-to-maturity securities, or transfers of available-for-sale securities to trading.

3. In January 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," amended in October 1994 by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," hereinafter collectively referred to as SFAS 114. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. SFAS 114 applies to all loans except large groups of smaller-balance homogenous loans which are collectively evaluated, loans measured at fair value or at the lower of cost or fair value, leases and debt securities. The statement does not address the overall adequacy of the allowance for credit losses. When a loan is identified as "impaired," accrual of interest ceases and any amounts that are recorded as receivables are reversed out of interest income.

     Impaired loans of the Corporation include only commercial (including financial and agricultural), real estate construction and commercial real estate mortgage loans classified as nonperforming loans. The Corporation measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent. The difference between the recorded value of the impaired loan and the fair value of the loan is defined as the impairment allowance. Impairment allowances, if any, are considered by the Corporation in determining the overall adequacy of the allowance for credit losses. The adoption of SFAS 114 resulted in no material change in unallocated reserves of the allowance for credit losses.

     The following table presents a breakdown of impaired loans and the SFAS 114 impairment allowance related to impaired loans (in millions):

                                                          June 30, 1995
                                                   ------------------------
                                                                  SFAS  114
                                                     Recorded    Impairment
                                                   Investment     Allowance
                                                   ----------     ---------
      Impaired loans:
         Loans with impairment allowance
          Commercial, financial, and agricultural      $   32       $     1
          Real estate construction-                                       -
          Commercial real estate mortgage                  22             3
                                                       ------       -------
            Total loans with impairment allowance          54       $     4
                                                                    =======
         Loans without impairment allowance
          Commercial, financial, and agricultural          73
          Real estate construction                          7
          Commercial real estate mortgage                  41
                                                       ------
            Total loans without impairment allowance      121
                                                       ------
              Total impaired loans                     $  175
                                                       ======


     For the six months ending June 30, 1995, impaired loans averaged $167 million and the total interest income was $6.0 million, all of which was recognized on a cash basis. Interest payments received on impaired loans are recorded as interest income unless there is doubt as to the collectibility of the recorded investment. In those cases, cash received is recorded as a reduction of principal.

4. Transactions in the allowance for credit losses for were as follows (in millions):

                                           Quarter Ended        Six Months Ended
                                 -----------------------------  ----------------
                                 June 30  December 31  June 30       June 30
                                    1995        1994      1994    1995     1994

  Balance at beginning of period   $ 921       $ 952    $1,011    $ 934   $1,001
  Provision for credit losses          -           -         -        -        -
  Other changes - acquisitions         -          20         8       23       44
                                   -----       -----    ------    -----   ------
                                     921         972     1,019      957    1,045
  Deduct:
   Loans charged-off                  74          66        75      152      135
   Less recoveries on loans
      previously charged-off          31          28        28       73       62
                                   -----       -----    ------    -----   ------
   Net loans charged-off              43          38        47       79       73
                                   -----       -----    ------    -----   ------
  Balance at end of period         $ 878       $ 934    $  972    $ 878   $  972
                                   =====       =====    ======    =====   ======

5. Other assets identified as being held for sale are valued at the lower of cost or market and totaled $83 million at June 30, 1995, compared to $26 million at December 31, 1994. These balances primarily represent residential and commercial mortgage loans held for sale and are included in other assets on the Consolidated Balance Sheet.

6.   At June 30, 1995 and December 31, 1994, 15,000,000 shares of
     Preferred Stock (no par value) were authorized.

     At June 30, 1995 and December 31, 1994, there were outstanding 8,000,000 Depositary Shares, each representing a one-eighth interest in a share of 9.875% Preferred Stock, Series F. The Series F Preferred Stock is redeemable at any time on or after November 15, 1996, at the option of the Corporation, in whole or in part, at $200.00 per share (equivalent to $25.00 per Depositary Share) plus accrued and unpaid dividends to the redemption date.

     At June 30, 1995 and December 31, 1994, there were outstanding 6,000,000 Depositary Shares, each representing a one-eighth interest in a share of 9.0% Preferred Stock, Series G. The Series G Preferred Stock is redeemable anytime on or after May 29, 1997, at the option of the Corporation, in whole or in part, at $200.00 per share (equivalent to $25.00 per Depositary Share) plus accrued and unpaid dividends to the redemption date.

     Dividends on both the Series F and Series G Preferred Stock are cumulative and are paid quarterly on the last day of March, June, September and December of each year.

     At June 30, 1995, the cost of Common Stock in the treasury averaged $73.69 per share compared to an average of $73.64 at December 31, 1994. On April 28, 1995, the Board of Directors approved the repurchase of up to 7.6 million shares of Common Stock. The first 2.5 million shares purchased under the program will be used for reissuance through the Corporation's various employee benefit and stock option plans, and Stock Purchase and Dividend Reinvestment Plan. Such repurchases will be made periodically over the next two years in the open market or through privately negotiated transactions, subject to appropriate regulatory and acquisition accounting requirements. During July 1995, the Corporation commenced its program by repurchasing 374,600 shares.

7. During the first six months of 1995, the Corporation was a party to three business combinations with operating entities (University Savings Bank, Levy Bancorp and North Texas Bancshares) resulting in the acquisition of $2.3 billion in assets and $1.8 billion in deposits. University Savings Bank and North Texas Bancshares were cash transactions, and the Corporation issued 1,308,388 shares of its common stock (from its Treasury shares) for the acquisition of Levy Bancorp. All three acquisitions were accounted for as purchases.

     In addition, the Corporation, through its subsidiary in California, completed a Federal Deposit Insurance Corporation assisted cash transaction resulting in the acquisition of $187 million of deposits and $78 million of loans from First Trust Bank. The Corporation paid a premium of $16 million for these deposits and loans.

     On July 12, 1995, the Corporation, through its subsidiary in Texas, completed the acquisition of Tomball National
     Bancshares, Inc. and its principal subsidiary, Texas National Bank, in a cash transaction. As of June 30, 1995 Texas National Bank had $95 million in assets and $81 million in deposits. The acquisition was accounted for as a purchase.

8. For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks, time deposits with banks, federal funds sold and securities purchased under agreements to resell having maturities of three months or less. Federal funds are purchased and sold for one-day periods. The effect of changes in foreign exchange rates on cash balances is not material.

Item 2:
Management's  Discussion and Analysis of Financial Condition  and
Results of Operations


COMPARISON OF SECOND QUARTER RESULTS:

The Corporation recorded net income for the second quarter of 1995 of $219.9 million ($2.73 per share). This includes the effect of $4.3 million of restructuring charges ($2.7 million after taxes, or $0.04 per share). Net income of $208.2 million in the 1994 second quarter included an after-tax benefit from the recognition of a nonrecurring item of $13.2 million ($0.16 per share). Before the effect of restructuring charges in the current quarter and the nonrecurring item in the 1994 second quarter, income after taxes in the 1995 second quarter amounted to $222.6 million ($2.77 per share), an increase of 14.2% from $195.0 million ($2.22 per share) in the 1994 second quarter.

Taxable-equivalent net interest income was $647.5 million in the second quarter of 1995, an increase of 10.5% from a year earlier. This increase resulted from expansion of the net interest margin, up 35 basis points to 5.45%, as well as from earning asset growth, up $1.6 billion (3.4%) to an average of $47.5 billion. The higher level of average earning assets in the second quarter of 1995 reflects loan growth of $7.8 billion (28.0%), partially offset by a decline in investment securities of $5.5 billion (32.1%). The net interest margin in the 1995 second quarter was 14 basis points above the first quarter margin of 5.31%, reflecting favorable repricing trends, a shift to loans from lower yielding investment securities, and collections of interest on nonaccrual loans. Further declines in short term interest rates should lead to moderate declines in the Corporation's net interest margin.

Average loans and leases increased $7.8 billion (28.0%) from the 1994 second quarter and $942 million (2.7%) from the first quarter to $35.5 billion in the 1995 second quarter. Instalment loans averaged $12.5 billion in the second quarter of 1995, up $893 million (7.7%) from a year earlier and up slightly from the first quarter of 1995. Average commercial loans outstanding were up $1.7 billion (20.5%) from a year earlier and up $251 million (2.6%) from the 1995 first quarter to an average of $9.8 billion. Residential real estate mortgages averaged $6.7 billion, $3.3 billion (95.6%) above a year ago and up $212 million (3.3%) from the 1995 first quarter level. Commercial real estate mortgages averaged $4.8 billion, $1.2 billion (34.6%) above a year ago and $197 million (4.3%) above the 1995 first quarter. Average construction loans increased $312 million (38.6%) from the 1994 second quarter and $85 million (8.2%) from the first quarter to $1.1 billion in the 1995 period. These increases reflect, in part, acquisitions completed since June 1994.

At June 30, 1995, loans and leases totaled $35.9 billion, up $7.2 billion (24.9%) from a year earlier and up $808 million (2.3%) from March 31, 1995. Instalment loans totaled $12.6 billion at June 30, 1995, an increase of $753 million (6.4%) from a year earlier and an increase of $179 million (1.4%) from March 31, 1995. At the same time, commercial loans were $10.1 billion, an increase of $1.6 billion (18.9%) from a year earlier and up $457 million (4.7%) from the end of the first quarter. Residential real estate mortgages totaled $6.6 billion, $2.9 billion (75.8%) above a year ago and $77 million (1.1%) below the March 31 level. Commercial real estate mortgages amounted to $4.8 billion at June 30, 1995, $1.3 billion (35.1%) above a year ago and $152 million (3.3%) above March 31, 1995. Construction loans were $1.1 billion at June 30, 1995, up $352 million (44.4%) from a year earlier and up $76 million (7.1%) from the end of the first quarter.

As a result of maturities and paydowns, investment securities held to maturity declined $5.6 billion (34.0%) from a year earlier and declined $1.4 billion from March 31, 1995, to $10.8 billion at June 30, 1995. These proceeds supported the growth in loans. The investment securities portfolio is expected to continue to decline moderately as loan growth is expected to continue. U.S. Treasury and agency-backed securities declined 35.9% from a year earlier to $9.4 billion at June 30, 1995. Of the current amount, $3.4 billion were U.S. Treasury securities and $6.0 billion were government agency securities. Of the $6.0 billion of government agency securities at June 30, 1995, the majority were backed by mortgages. All other investment securities amounted to $1.4 billion at the end of June 1995, down $320 million (18.5%) from a year earlier and down $93 million (6.2%) from March 31, 1995.

Total deposits averaged $47.6 billion in the 1995 second quarter, up $1.3 billion (2.8%) from the 1994 second quarter and down slightly from the first quarter. Average deposits in consumer savings, time and net transaction accounts increased $554 million (1.4%) from the 1994 second quarter to an average of $40.7 billion in the 1995 second quarter. Such deposits declined $467 million (1.1%) from $41.2 billion in the 1995 first quarter, reflecting general industry trends. The Corporation's CDs over $100,000 increased $499 million (52.6%) from the 1994 second quarter and increased $49 million (3.5%) from the 1995 first quarter to an average of $1.4 billion. At the same time, short term borrowings, primarily federal funds purchased, averaged $1.8 billion, up $1.1 billion from the 1994 second quarter and down $633 million from the 1995 first quarter. The higher levels of maturing securities supported loan growth and a reduction in short term borrowings in the 1995 second quarter.

Based on an assessment of the Corporation's current risk profile, no provision for credit losses for the Corporation has been recorded since the fourth quarter of 1993. Loans charged off, net of recoveries, were $42.6 million (0.48% of average loans) in the second quarter of 1995, compared to $46.8 million (0.68%) reported for the comparable 1994 quarter. The Corporation continued to experience a strong level of recoveries on prior period chargeoffs.

Noninterest income totaled $274.4 million in the second quarter of 1995, an increase of $19.9 million (7.8%) from the 1994 second quarter level. Service charges on deposit accounts rose $8.4 million (6.0%) from the 1994 level to $147.3 million, while trust fees declined $8.3 million (17.0%) to $40.6 million. The decline in trust fees reflects the previously announced disposition of Denver Investment Advisors, a subsidiary of First Interstate Bank of Denver.

Total noninterest expenses amounted to $553.9 million in the 1995 second quarter, including $4.3 million of restructuring charges, as previously noted. Such expenses were essentially flat from the 1995 first quarter, which totaled $551.7 million. Noninterest expenses before the effect of these charges and including the effect of completed acquisitions were $549.6 million, an increase of $50.7 million (10.2%) from the comparable 1994 quarter. Noninterest expenses in the second quarter of 1994 benefited from the reversal of $21.3 million of data processing reserves. In addition, due to acquisitions completed since June 1994, expenses arising from the amortization of goodwill and other intangibles increased $7.3 million from the year earlier quarter to a total of $15.0 million in the 1995 second quarter. The remainder of the increase in noninterest expenses from the 1994 second quarter was attributable to higher occupancy and advertising expenses, up $11.1 million and $6.1 million, respectively, including the effect of acquisitions completed since June 1994.

The Corporation's efficiency ratio, which reflects noninterest expenses before restructuring and ORE charges as a percent of taxable-equivalent net interest income plus noninterest income, was 59.6% in the 1995 second quarter, 60.4% in the 1995 first quarter, and 60.0% in the 1994 second quarter. The efficiency ratio in the 1994 second quarter includes the favorable effect of the $21.3 million expense reversal noted above.

In  the  second quarter of 1995, the Corporation recorded  income tax  expense of $142.0 million, resulting in an effective  income tax  rate of 39.2%.  This compares to an effective rate of  38.0%
in the comparable 1994 quarter.

COMPARISON OF SIX MONTHS RESULTS:

The Corporation recorded net income for the first half of 1995 of $431.9 million, or $5.40 per share. This includes the effect of $9.1 million of restructuring charges ($5.5 million after taxes, or $0.07 per share) and represents an increase in earnings per share of 17.4% from the first half of 1994. Net income of $392.3 million ($4.60 per share) in the 1994 first half included a benefit from the recognition of nonrecurring items of $45 million ($27.9 million after taxes, or $0.34 per share). Before the effect of restructuring charges in 1995 and nonrecurring items in 1994, income after taxes in the first half of 1995 amounted to $437.4 million ($5.47 per share), an increase of 20.0% from $364.4 million ($4.25 per share) in the first half of 1994.

Taxable-equivalent net interest income was $1,285.0 million in the 1995 first half, up 14.3% from a year earlier. This increase resulted from an increase in the net interest margin to 5.39% from 5.03% in the 1994 period, together with average earning asset growth of $3.0 billion (6.7%).

Average loans increased $8.3 billion (31.1%) from the first half of 1994 to $35.0 billion in the 1995 period. Instalment loans averaged $12.4 billion in the first half of 1995, up $1.2 billion (10.3%) from the year earlier. Residential real estate mortgages averaged $6.6 billion, $3.4 billion above the 1994 first half. Commercial real estate mortgages averaged $4.7 billion, $1.2 billion (35.9%) above a year ago. Average commercial loans were up $1.8 billion (23.4%) from the first half of 1994 to $9.7 billion in the first half of 1995. Average construction loans increased $306 million (39.6%) from the first half of 1994 to $1.1 billion. These increases reflect, in part, acquisitions completed in 1994 and early 1995.

At June 30, 1995, total loans were $35.9 billion, an increase of $2.7 billion (8.1%) from $33.2 billion reported at yearend 1994.
During the remainder of 1995 loan volume is expected to increase moderately.

Total deposits averaged $47.8 billion in the first half of 1995, up $2.4 billion (5.2%) from the comparable 1994 period. Consumer savings, time and net transaction accounts increased $1.6 billion (4.1%) from the first half of 1994 to an average of $41.0 billion in the first half of 1995. The Corporation's CDs over $100,000 increased $471 million (49.5%) from the year earlier. At the same time, short term borrowings, primarily federal funds purchased, averaged $2.1 billion, up $1.6 billion. The higher level of short term borrowings, together with maturing securities and deposits, supported loan growth in the first half of 1995.

No provision for credit losses for the consolidated Corporation has been recorded since the fourth quarter of 1993. Loans charged off, net of recoveries, were $79.8 million (0.46% of average loans) for the current year to date, compared to $72.4 million (0.55%) in the 1994 period.

Noninterest income totaled $542.8 million for the first six months of 1995, an increase of $31.8 million (6.2%) from a year earlier. Service charges on deposit accounts increased $16.5 million (5.9%) from the 1994 period to $294.4 million and trust fees declined $15.9 million (16.6%) to $80.0 million. The decline in trust fees reflects the previously announced disposition of Denver Investment Advisors, a subsidiary of First Interstate Bank of Denver.

Noninterest expenses totaled $1,105.6 million for the first six months of 1995, including $9.1 million of restructuring charges, as previously noted. Noninterest expenses before the effect of these charges and including the effect of completed acquisitions were $1,096.5 million in the current year, an increase of $104.7 million (10.6%) from the first half of 1994. Approximately $23.2 million of the increase reflects higher occupancy and equipment expenses, while $15.5 million of the increase represents higher charges resulting from the amortization of intangibles. In addition, noninterest expenses in the first half of 1994 benefited from the reversal of $34.5 million of expense reserves, as well as an ORE net benefit of $5.6 million.

For the first half of 1995, the Corporation recorded income tax expense of $278.4 million, resulting in an effective income tax rate of 39.2%, versus 38.0% in the comparable 1994 period.


LIQUIDITY MANAGEMENT:

Liquidity refers to the Corporation's ability to adjust its future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost effective basis.

The Corporation continues to utilize the core deposits gathered through its extensive interstate retail banking network as a key source of low-cost funding. Core deposits, defined as demand deposits, interest bearing consumer deposits under $100,000 and noninterest bearing time deposits, together with corporate purchased funds and equity are the primary sources for funding earning assets. During the second quarter of 1995, core deposits represented 86% of average earning assets, compared to 87% in the second quarter of 1994 and 85% in the first quarter of 1995.

At the same time, average corporate purchased funds increased $1.6 billion from the 1994 second quarter to $4.7 billion, but declined $511 million from the 1995 first quarter level. Average short term borrowings rose $1.1 billion from the second quarter of 1994 but declined $633 million from the 1995 first quarter level.

Cash  and cash equivalents were virtually unchanged from December
31, 1994.

Net cash provided by investing activities during the first six months of 1995 totaled $1,814 million. Maturities of investment securities in the held-to-maturity portfolio, net of purchases, provided cash of $2,867 million. Maturities and sales of investment securities in the available-for-sale portfolio, net of purchases, provided $698 million. Loan originations, net of repayments, used cash of $2,421 million. Proceeds from sales of loans provided $1,342 million while purchases of loans used $516 million.

Net cash used by financing activities totaled $2,409 million during the first six months of 1995. Deposits, excluding the purchase of $187 million from the Federal Deposit Insurance Corporation as part of the Corporation's ongoing acquisition program, experienced a net decrease of $1,980 million. The Corporation also reported a net increase of $584 in short term borrowings. The Corporation continues to have no commercial paper outstanding. Proceeds from the issuance of long term debt provided $100 million while repayments required cash of $42 million. Issuance of common stock provided cash of $41 million while dividends paid totaled $131 million.

Cash provided by operations during the first six months of 1995 totaled $513 million. Net income totaled $432 million and noncash adjustments to reconcile net income totaled $166 million. Net changes in other assets and other liabilities decreased cash from operations by $85 million

The Corporation's other sources of liquidity include maturing securities in addition to those which are available for sale or repurchase activity. In addition, subsidiary banks may directly access funds placed by them through existing agency agreements for the placement of federal funds and may also access the Federal Reserve for short term liquidity needs.


SOURCE OF FUNDS:

The Parent Corporation is a legal entity, separate and distinct from its subsidiary banks. The principal source of the Parent Corporation's revenue is dividends from the subsidiary banks. During the first six months of 1995, the subsidiary banks paid a total of $273 million in dividends to the Parent Corporation. Various statutory provisions limit the amount of dividends the subsidiary banks and certain non-bank subsidiaries can pay without regulatory approval, and various regulations also restrict the payment of dividends. As of July 1, 1995, approximately $333 million were free of dividend restrictions under such statutory limitations. In addition, federal statutes limit the ability of the subsidiary banks to make loans to the Parent Corporation. At June 30, 1995, the Parent Corporation had no external short term borrowings outstanding. Immediate liquidity available to the Corporation includes a $500 million senior revolving credit facility, as well as cash and other short term financial instruments at the Parent Corporation totaling $240 million at June 30, 1995. This compares to $219 million at yearend 1994. At current rates, interest on long term debt and preferred stock dividend requirements from July 1, 1995 through yearend 1995 total $74 million. In addition, from July 1, 1995 through yearend 1995, $90 million of the Parent Corporation's long term debt will mature. Under the appropriate circumstances, the Parent Corporation could consider repurchasing any of its outstanding stock.

The  Parent  Corporation  has access to  regional,  national  and
international  capital  and  money  markets,   through  its  $2.3
billion shelf registration on file with the Securities and Exchange Commission.


RISK ELEMENTS:

Nonperforming Assets - At June 30, 1995, nonperforming assets totaled $249 million, down $50 million (16.7%) from the year ago level of $299 million, and down $13 million from $262 million reported at March 31, 1995. The current level of nonperforming assets represents 0.45% of total assets, versus 0.56% and 0.46% of total assets a year earlier and at March 31, 1995, respectively. Nonperforming loans totaled $180 million at June 30, 1995, down 21.1% from $228 million reported a year earlier, and down $8 million from $188 million at March 31, 1995. ORE totaled $69 million at June 30, 1995, versus $71 million a year ago and $74 million at March 31, 1995. The following table is a reconciliation of nonperforming asset activity for the quarter and six months ended June 30, 1995:


                     Second Quarter 1995       Six Months Ended June30, 1995
                 ---------------------------   -----------------------------
                 Nonperforming                  Nonperforming
                        Loans   ORE    Total           Loans   ORE    Total
                       ------  -----   -----           -----  -----   -----
 Beginning balance     $  188  $  74   $ 262           $ 186  $  72   $ 258
 In-migration (1)         108      -     108             221      -     221
 Return to accrual        (15)     -     (15)            (18)     -     (18)
 Valuation adjustment       -      2       2               -      2       2
 Payments and sales       (69)   (18)    (87)           (160)   (38)   (198)
 Net chargeoffs
     and writedowns       (20)    (1)    (21)            (40)    (3)    (43)
 Transfers within         (12)    12       -             (22)    22       -
 Acquisitions               -      -       -              13     14      27
                       -------  -----   -----          ------ ------  ------
 Ending balance        $  180   $ 69   $ 249           $ 180  $  69   $ 249
                       =======  =====  ======          ====== ======  ======
(1) Includes disbursements on loans previously reported as nonperforming.


In addition to credit assets classified as nonperforming, the Corporation reported accruing loans that were past due 90 days or more of $72 million at June 30, 1995, versus $66 million a year earlier and $52 million at March 31, 1995. The current level of past due loans represents 0.13% of total assets.

Allowance for Credit Losses - At June 30, 1995, the allowance for credit losses totaled $878 million, or 2.45% of total loans. This compares to an allowance of $972 million, or 3.38% of loans, a year ago and $921 million, or 2.62% of loans, at March 31, 1995.

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

For the past twelve quarters, the Corporation has provided less than net chargeoffs, with the credit provision over the past six quarters being zero. Despite zero credit provisions, improving economic conditions and lower levels of problem assets have caused reserves to remain in the upper range of key measures of adequacy. Management continues to evaluate the Corporation's reserve adequacy strategy on a quarterly basis, with the expectation that further reductions in reserve levels will be considered as long as the Corporation's risk profile supports that conclusion.

During the first quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." The adoption resulted in no material change in unallocated reserves of the allowance for credit losses. Refer to Footnote 3 to the financial statements for further information.

Derivatives - The Corporation continues to engage in a minimum of derivative activities for risk management purposes. The
Corporation does not engage in any trading or speculative derivative activities. At June 30, 1995, the notional value of derivatives outstanding was $6.4 billion, including $5.1 billion in which the Corporation is an intermediary and $1.2 billion in which the Corporation entered into transactions to hedge interest rate sensitivity. Of the $5.1 billion in which the Corporation is an intermediary, $3.8 billion of notional value has been sold to Standard Chartered, which has assumed the market risk of these instruments, and the Corporation retains only the credit risk.


CAPITAL AND OTHER FINANCIAL STATISTICS:

At June 30, 1995, total shareholders' equity represented 6.92% of total assets, versus 7.12% a year earlier and 6.48% at March 31, 1995. On the same dates, common equity equaled 6.29%, 6.47% and 5.87% of total assets, respectively. The Corporation's various capital ratios include the effects of the common stock repurchase programs and completed acquisitions.

The tangible common equity ratio was 5.01% at June 30, 1995, compared to 5.86% a year earlier and 4.56% at March 31, 1995.
The regulatory leverage ratio was at 5.67% at June 30, 1995, versus 6.54% a year ago and 5.24% at March 31, 1995.

The  Corporation's Tier 1 and Total Capital ratios  at  June  30,
1995, were 7.22% and 10.22%, respectively.

On April 18, 1995, the Corporation's Board of Directors declared a quarterly cash dividend of $0.75 on the Corporation's $2 par value Common Stock, payable on May 31, 1995, to shareholders of record on May 8, 1995. On May 1, 1995, the Preferred Stock Committee of the Board of Directors declared dividends on the Corporation's outstanding preferred stock. During the first half of 1995, the Corporation recorded common stock dividends of $114.6 million and preferred stock dividends of $16.6 million.

On July 18, 1995, the Corporation's Board of Directors increased the quarterly cash dividend on the Corporation's $2 par value
Common Stock to $0.80 per share, payable on August 31, 1995 to shareholders of record on August 7, 1995.

On April 28, 1995, the Board of Directors authorized the repurchase of up to 7.6 million shares of issued and outstanding common stock, representing approximately 10% of the total number of shares outstanding. The first 2.5 million shares purchased under the program will be used for reissuance through various employee benefit and stock option plans and through the Stock Purchase and Dividend Reinvestment Plan. The purchases will be made from time to time over the next two years in the open market or through privately negotiated transactions. The Corporation commenced such purchases in July 1995, repurchasing 374,600 shares. The timing and extent of purchases will depend on market conditions and will be subject to appropriate regulatory and acquisition accounting requirements.

Total intangibles amounted to $753 million at June 30, 1995, versus $343 million a year earlier and $785 million at March 31, 1995. The higher current level reflects the completion of seven acquisitions after June 30, 1994. As a result, goodwill increased to $708 million at June 30, 1995, from $302 million a year earlier.

The common shares used in the calculation of 1995 second quarter and first half results per share were 77,469,817 and 76,969,718, respectively. During the first quarter, 1.3 million of the Corporation's treasury shares were issued in conjunction with the acquisition of Levy Bancorp in February 1995, of which 1.1 million represent shares repurchased for such purpose.


RESTRUCTURING:

As previously announced, the Corporation has adopted a Restructuring Plan (Plan) to improve efficiency and to better position the company for the introduction of full interstate banking. The restructuring activity related to the Plan is summarized in the following table (in millions):

                           Early    Severance and   Facility and
                         Retirement  Outplacement    Equipment
                           Program     Services      Valuations   Other    Total
  1994
Restructuring provision
 Initial charge            $  82.0     $   40.0      $     15.0   $ 2.0   $139.0
 Ongoing                         -            -               -     2.3      2.3
                           -------     --------      ----------   -----   ------
    Total                     82.0         40.0            15.0     4.3    141.3
Utilization for the period
 Cash                          0.4          4.7             6.8     2.3     14.2
 Noncash                      81.6            -               -       -     81.6
                           -------     --------      ----------   -----   ------
    Total                     82.0          4.7             6.8     2.3     95.8
                           -------     --------      ----------   -----   ------
Balance at December 31, 1994     -         35.3             8.2     2.0     45.5

  1995
Restructuring provision
 Ongoing                         -            -               -     9.1      9.1
 Utilization for the period
 Cash                            -          8.6             1.9    11.1     21.6
 Noncash                         -            -               -       -        -
                           -------     --------      ----------   -----    -----
    Total                        -          8.6             1.9    11.1     21.6
                           -------     --------      ----------   -----    -----
Balance at June 30, 1995   $     -     $   26.7      $      6.3   $   -    $33.0
                           =======     ========      ==========   =====    =====

The 1994 noncash amount of $81.6 million represents the amount transferred to the Corporation's pension liability during 1994. Payment of the cost of the Early Retirement Program into the Corporation's qualified retirement plan will depend on the timing of the Corporation's contributions to the pension plan.

The balance of the restructuring charge will be funded out of operating cash flows with payments for severance and outplacement services occurring through the end of 1995. In addition, it is expected that restructuring charges of another $14.6 million for relocation of staff and facilities, as well as retention payments for certain personnel displaced in the restructuring program, will be incurred and expensed as the program is implemented. Such costs are expected to be incurred relatively evenly through the end of 1995. The total expected cost of the Plan, therefore, will be approximately $165 million, as previously estimated.


SUMMARY OF ACQUISITION ACTIVITY:

In the first quarter of 1995, the Corporation closed four acquisitions: University Savings Bank in Seattle-Tacoma, Washington; Levy Bancorp in Ventura, California; North Texas Bancshares, Inc. in Fort Worth, Texas; and First Trust Bank in Ontario, California.

On July 12, 1995, First Interstate Bank of Texas, N.A. completed the acquisition of Tomball National Bancshares and its principal subsidiary, Texas National Bank, for $7.7 million in cash. At June 30, 1995, Texas National Bank reported assets of $95 million and deposits of $81 million.


RECENT DEVELOPMENTS:

On May 1, 1995, the Board of Directors announced that Chief Executive Officer William E. B. Siart was additionally elected Chairman, succeeding retiring Chairman, Edward M. Carson. In addition, William S. Randall was named President, succeeding Mr. Siart; and Bruce G. Willison, California Region CEO, was named to the additional post of Vice Chairman.

On August 8, 1995, the Federal Deposit Insurance Corporation voted to reduce the annual deposit insurance premium rates for deposits of well capitalized institutions insured by the Bank Insurance Fund (BIF), which represents approximately 91% of the Corporation's deposits, from $0.23 to $0.04 per $100 of deposits. The exact date on which the new assessment rates would apply is still undecided, but they are likely to be applied from a date in the second quarter of 1995. Any overpayment for the second and third quarters of 1995 resulting from the retroactive application of the new rates will be refunded to the BIF-insured institutions no earlier than September 1995. The Corporation will benefit from this reduction in the premium rate. Deposits insured by the Savings Association Insurance Fund (SAIF), which represents approximately 9% of the Corporation's deposits will continue to be assessed at the rate of $0.23 per $100 of deposits. However, federal banking regulators have proposed making a one-time assessment on SAIF deposits to recapitalize the SAIF. The impact to the Corporation of such an assessment is not quantifiable at the present time.


AVERAGE BALANCES, INTEREST, AND AVERAGE RATES                                                             First Interstate Bancorp
----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Second Quarter Ended June 30
                                                                                1995                              1994
                                                                    ----------------------------      ----------------------------
                                                                    Balance    Interest    Rate       Balance    Interest    Rate
                                                                    --------------------------------------------------------------
(dollar amounts in millions; interest and average rates on a taxable-equivalent basis)

Earning Assets
Loans 1 :
        Commercial, financial and agricultural                      $ 9,810    $    208    8.49%      $ 8,141    $    135    6.56%
        Real estate construction                                      1,120          27    9.74           808          19    9.19
        Real estate mortgage                                         11,480         232    8.12         6,927         129    7.41
        Instalment                                                   12,474         304    9.78        11,581         267    9.19
        Other loans and leases                                          611          12    7.82           267           5    6.39
                                                                    -------    --------               -------    --------
                Total Loans                                          35,495         783    8.85        27,724         555    8.01

Trading account securities                                              130           2    5.23           105           1    4.60
Investment Securities:
        Held-to-maturity securities                                  11,478         160    5.54        16,667         222    5.32
        Available-for-sale securities                                   117           2    5.70           399           5    4.56
                                                                    -------    --------               -------    --------
                Total Investment Securities                          11,595         162    5.54        17,066         227    5.30

        Federal funds, repurchases                                      208           2    5.94           519           5    3.95
        Time deposits, due from banks                                    27           1    7.25           441           4    3.58
        Other assets held for sale                                       60           1    3.90            96           2    7.23
                                                                    -------    --------               -------    --------
                Total Earning Assets                                 47,515         951    8.01        45,951         794    6.92

Interest Bearing Liabilities:
        Regular savings                                               5,767          31    2.17         5,901          30    2.03
        NOW accounts and demand - market interest                     6,531          22    1.37         6,693          20    1.21
        Savings - market interest                                    10,233          79    3.08        11,604          65    2.25
        Other savings and time under $100,000                         7,633          95    4.97         5,749          50    3.51
                                                                    -------    --------               -------    --------
                Total Interest Bearing Consumer Funds                30,164         227    3.01        29,947         165    2.22

        Large CDs, other money market funds                           1,447          18    4.99           948           8    3.03
        Short term borrowings                                         1,834          28    5.98           690           9    5.33
        Long term debt                                                1,464          31    8.52         1,443          26    7.35
                                                                    -------    --------               -------    --------
                Total Corporate Purchased Funds                       4,745          77    6.46         3,081          43    5.57
                                                                    -------                           -------
                Total Interest Bearing LIabilities                   34,909         304    3.48        33,028         208    2.53

                Net Interest Income and Gross Spread                           $    647    4.53%                 $    586    4.39%

Noninterest Liabilities, Equity and Assets
        Demand and noninterest bearing time deposits                 16,017                            15,447
        Other liabilites                                              1,015                             1,016
        Preferred equity capital                                        350                               350
        Common equity capital                                         3,422                             3,432
                                                                    -------                           -------
                Total Noninterest Liabilities and Equity             20,804                            20,245

        Cash and due from banks                                       5,457                             5,224
        Allowance for credit losses                                    (908)                           (1,002)
        Bank premises and equipment                                   1,231                             1,070
        Other assets                                                  2,418                             2,030
                                                                    -------                           -------
                Total Noninterest Assets                              8,198                             7,322

                Net Noninterest Sources                              12,606                            12,923

                Total Assets                                        $55,713                           $53,273

        Interest income as a percentage of average earning assets                          8.01%                             6.92%
        Interest expense as a percentage of average earning assets                         2.56                              1.82
                                                                                           -----                             -----
                                                                                           5.45%                             5.10%
                                                                                           =====                             =====
----------------------------------------------------------------------------------------------------------------------------------
1  Net of unearned income and deferred fees.
        Loans include nonaccrual and renegotiated loans.




AVERAGE BALANCES, INTEREST, AND AVERAGE RATES                                                             First Interstate Bancorp
----------------------------------------------------------------------------------------------------------------------------------

                                                                                       Six Months Ended June 30
                                                                                1995                              1994
                                                                    ----------------------------      ----------------------------
                                                                    Balance    Interest    Rate       Balance    Interest    Rate
                                                                    --------------------------------------------------------------
(dollar amounts in millions; interest and average rates on a taxable-equivalent basis)

Earning Assets
Loans 1 :
        Commercial, financial and agricultural                      $ 9,685    $    401    8.31%      $ 7,847    $    249    6.34%
        Real estate construction                                      1,078          55   10.23           772          33    7.98
        Real estate mortgage                                         11,276         450    8.00         6,599         245    7.44
        Instalment                                                   12,421         593    9.63        11,259         520    9.23
        Other loans and leases                                          567          21    7.46           244           8    6.58
                                                                    -------    --------               -------    --------
                Total Loans                                          35,027       1,520    8.72        26,721       1,055    7.95

Trading account securities                                              121           3    5.60           114           2    4.44
Investment Securities:
        Held-to-maturity securities                                  12,222         337    5.54        16,232         435    5.33
        Available-for-sale securities                                   215           7    6.24           451          10    4.28
                                                                    -------    --------               -------    --------
                Total Investment Securities                          12,437         344    5.55        16,683         445    5.30

        Federal funds, repurchases                                      221           7    5.85           662          12    3.57
        Time deposits, due from banks                                    37           1    6.58           630          10    3.48
        Other assets held for sale                                      107           3    6.28           118           5    7.15
                                                                    -------    --------               -------    --------
                Total Earning Assets                                 47,950       1,878    7.88        44,928       1,529    6.84

Interest Bearing Liabilities:
        Regular savings                                               5,890          64    2.20         5,754          58    2.04
        NOW accounts and demand - market interest                     6,641          44    1.35         6,565          40    1.23
        Savings - market interest                                    10,556         156    2.98        11,319         124    2.20
        Other savings and time under $100,000                         7,358         171    4.69         5,651         100    3.55
                                                                    -------    --------               -------    --------
                Total Interest Bearing Consumer Funds                30,445         435    2.89        29,289         322    2.27

        Large CDs, other money market funds                           1,423          34    4.76           952          14    2.95
        Short term borrowings                                         2,149          63    5.82           506          13    5.00
        Long term debt                                                1,428          61    8.49         1,488          55    7.39
                                                                    -------    --------               -------    --------
                Total Corporate Purchased Funds                       5,000         158    6.28         2,946          82    5.58
                                                                    -------                           -------
                Total Interest Bearing LIabilities                   35,445         593    3.37        32,235         404    2.57

                Net Interest Income and Gross Spread                           $  1,285    4.51%                 $  1,125    4.27%

Noninterest Liabilities, Equity and Assets
        Demand and noninterest bearing time deposits                 15,933                            15,205
        Other liabilites                                              1,009                             1,000
        Preferred equity capital                                        350                               350
        Common equity capital                                         3,313                             3,347
                                                                    -------                           -------
                Total Noninterest Liabilities and Equity             20,605                            19,902

        Cash and due from banks                                       5,422                             5,165
        Allowance for credit losses                                    (925)                           (1,000)
        Bank premises and equipment                                   1,215                             1,025
        Other assets                                                  2,388                             2,019
                                                                    -------                           -------
                Total Noninterest Assets                              8,100                             7,209

                Net Noninterest Sources                              12,505                            12,693

                Total Assets                                        $56,050                           $52,137

        Interest income as a percentage of average earning assets                          7.88%                             6.84%
        Interest expense as a percentage of average earning assets                         2.49                              1.81
                                                                                           -----                             -----
                                                                                           5.39%                             5.03%
                                                                                           =====                             =====
----------------------------------------------------------------------------------------------------------------------------------
1  Net of unearned income and deferred fees.
        Loans include nonaccrual and renegotiated loans.




                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits

          (11)  Computation of Earnings Per Share

          (12)   Computation  of   Ratio of  Earnings  to  Fixed
                 Charges for the six-month period ending June 30, 1995.

          (27) Financial Data Schedule for the three-month and six-month period ending June 30, 1995


     (b)  Reports on Form 8-K

          A  report on Form 8-K dated February 17, 1995 announced
          the  date,  time  and  place of the Corporation's  1995
          Annual Meeting of Stockholders.

          A report on Form 8-K dated March 25, 1995 announced that the Corporation has entered into a Dealer Agreement dated December 9, 1994 among the Corporation and various dealers named therein. Copies of related documents were included in such filing.

                A  report on Form 8-K dated May 1, 1995 announced
          the   Corporation's  repurchase  program  for   up   to
          7,600,000 shares of Common Stock. Copies of related documents were included in such filing.

          A report on Form 8-K/A dated May 26, 1995 announced the
          Corporation's   amendment  to  Item   7(c),   Financial
          Statements,   Pro   Forma  Financial  Information   and
          Exhibits, of its Form 8-K dated March 25, 1995.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            FIRST INTERSTATE BANCORP
                                                   REGISTRANT



DATE:  AUGUST  11,  1995                     By  /s/ William S. Randall
                                                 ----------------------
                                                     William S.Randall
                                                         President
                                              (Principal Financial Officer)


DATE:  AUGUST  11,  1995                     By  /s/ David S. Belles
                                                 ----------------------
                                                    David S. Belles
                                       Executive Vice President and Controller
                                             (Principal Accounting Officer)