Form 10-Q
period 1995-09-30
FIRST INTERSTATE BANCORP /DE/
filed 1995-11-09
CIK 105982

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period ended September  30, 1995


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

         CLASS                    OUTSTANDING AT OCTOBER 31, 1995
  Common stock, $2 par value           75,744,254 shares


                    FIRST INTERSTATE BANCORP
                            FORM 10-Q
                Quarter Ended September 30, 1995

CONTENTS
PAGE



Part I         Item 1.
Financial           Financial Statements
Information           Consolidated Balance Sheet                             2
                      Consolidated Statement of Income                       3
                      Consolidated Statement of Cash Flows                   4
                      Consolidated Statement of Shareholders' Equity         5
                      Notes to Consolidated Financial Statements             6




          Item 2.
               Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                              11
               Average Balances, Interest and Average Rates                 20




Part II        Item 6.
Other               Exhibits and Reports on Form 8-K                        22
Information
                    Signatures                                              23

                    Exhibit  11    Computation of Earnings Per Share        24
                    Exhibit  12    Computation of Ratio of Earnings to
                                   Fixed Charges                            25
                    Exhibit  27    Financial Data Schedule                  26

                                           PART 1. FINANCIAL INFORMATION
Item 1: Financial Statements
        --------------------

____________________________________________________________________________________________________________________________________
CONSOLIDATED BALANCE SHEET                                                                                  First Interstate Bancorp
------------------------------------------------------------------------------------------------------------------------------------

                                                                                 1995                                1994
                                                                -------------------------------------     --------------------------
(dollar amounts in millions)                                    September 30    June 30      March 31     December 31   September 30
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                       $  5,889        $  5,898     $  6,230     $  6,070      $  6,240
  Time deposits, due from banks                                       27              27           27           26            57
  Federal funds sold and securities
   purchased under agreements to resell                              470             268          265          179           603
  Trading account securities                                         116             114           52           64            64

  Investment Securities:
    Held-to-maturity securities                                    9,320          10,802       12,204       13,695        14,625
    Available-for-sale securities                                    112             107          127          156           119
                                                                --------        --------     --------     --------      --------
     Total Investment Securities                                   9,432          10,909       12,331       13,851        14,744

  Loans (net)                                                     35,967          35,904       35,096       33,222        30,331
  Less:  Allowance for credit losses                                 847             878          921          934           952
                                                                --------        --------     --------     --------      --------
     Net Loans                                                    35,120          35,026       34,175       32,288        29,379

  Bank premises and equipment                                      1,277           1,237        1,199        1,147         1,081
  Customers' liability for acceptances                                54              57           31           35            29
  Other assets                                                     2,682           2,416        2,646        2,153         2,010
                                                                --------        --------     --------     --------      --------
      Total Assets                                              $ 55,067        $ 55,952     $ 56,956     $ 55,813      $ 54,207
                                                                ========        ========     ========     ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest bearing                                         $ 17,044        $ 16,981     $ 16,644     $ 16,599      $ 17,659
    Interest bearing                                              31,192          31,474       31,720       31,828        30,396
                                                                --------        --------     --------     --------      --------
     Total Deposits                                               48,236          48,455       48,364       48,427        48,055

  Short term borrowings                                              376           1,328        2,361        1,574           405
  Acceptances outstanding                                             54              57           31           35            29
  Accounts payable and accrued liabilities                         1,052             797        1,037          953           907
  Long term debt                                                   1,368           1,446        1,470        1,388         1,261
                                                                --------        --------     --------     --------      --------
     Total Liabilities                                            51,086          52,083       53,263       52,377        50,657

  Shareholders' equity:
   Preferred Stock                                                   350             350          350          350           350
   Common Stock, par value $2 a share: (in thousands)
    Authorized: 250,000 shares;
    Issue  84,286 shares                                             169             169          169          168           169
   Capital surplus                                                 1,667           1,671        1,683        1,692         1,683
   Retained earnings                                               2,436           2,268        2,113        1,967         1,821
   Unrealized gain on available-for-sale securities, net of tax        1               0            1            1             0
                                                                --------        --------     --------     --------      --------
                                                                   4,623           4,458        4,316        4,178         4,023
   Less Common Stock in treasury, at cost: (in thousands)
       September 30, -  8,559 shares
       June 30, 1995 -  8,000 shares
       March 31, 1995-  8,452 shares
       December 31, 1- 10,082 shares
       September 30, -  6,687 shares                                 642             589          623          742           473
                                                                --------        --------     --------     --------      --------
     Total Shareholders' Equity                                    3,981           3,869        3,693        3,436         3,550
                                                                --------        --------     --------     --------      --------
      Total Liabilities and Shareholders' Equity                $ 55,067        $ 55,952     $ 56,956     $ 55,813      $ 54,207
                                                                ========        ========     ========     ========      ========
------------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements


____________________________________________________________________________________________________________________________________
CONSOLIDATED STATEMENT OF INCOME                                                                            First Interstate Bancorp
------------------------------------------------------------------------------------------------------------------------------------

                                                                 1995                       1994               Nine Months Ended
                                                     ------------------------------   -------------------        September 30
                                                     Third      Second     First      Fourth     Third      ------------------------
(dollar amounts in millions, except per share data)  Quarter    Quarter    Quarter    Quarter    Quarter       1995          1994
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans, including fees                              $ 772.3    $ 779.9    $ 730.5    $ 662.4    $ 591.4    $ 2,282.7     $ 1,641.3
  Trading account                                        2.7        1.7        1.6        1.6        1.0          6.0           3.4
  Investment Securities:
    Held-to-maturity securities                        137.5      157.0      177.4      192.7      209.4        471.9         638.3
    Available-for-sale securities                        0.8        2.3        5.1        0.9        2.8          8.2          12.4
  Other interest income                                  9.3        4.1        6.9        4.7        7.3         20.3          34.4
                                                     --------   --------   --------   --------   --------   ----------    ----------
      Total Interest Income                            922.6      945.0      921.5      862.3      811.9      2,789.1       2,329.8
INTEREST EXPENSE
  Deposits                                             251.9      244.7      225.2      205.7      182.6        721.8         519.3
  Short term borrowings                                  9.3       27.7       35.2       14.8        6.8         72.2          19.4
  Long term debt                                        29.9       31.2       29.4       25.2       26.1         90.5          81.1
                                                     --------   --------   --------   --------   --------   ----------    ----------
      Total Interest Expense                           291.1      303.6      289.8      245.7      215.5        884.5         619.8
                                                     --------   --------   --------   --------   --------   ----------    ----------
NET INTEREST INCOME                                    631.5      641.4      631.7      616.6      596.4      1,904.6       1,710.0
  Provision for credit losses                            0.0        0.0        0.0        0.0        0.0          0.0           0.0
                                                     --------   --------   --------   --------   --------   ----------    ----------
NET INTEREST INCOME AFTER PROVISION FOR
  CREDIT LOSSES                                        631.5      641.4      631.7      616.6      596.4      1,904.6       1,710.0

NONINTEREST INCOME
  Service charges on deposit accounts                  151.9      147.3      147.1      143.4      140.5        446.3         418.4
  Trust fees                                            43.3       40.6       39.4       49.1       48.2        123.3         144.1
  Other charges, commissions, and fees                  38.5       37.4       34.0       32.5       32.6        109.9          99.5
  Merchant credit card fees                             15.4       13.7       12.3       10.6       10.8         41.4          29.1
  Investment securities gains                            1.5        3.6        0.5       14.1        4.1          5.6           7.0
  Other income                                          29.9       31.8       35.1       12.6       44.8         96.8          93.9
                                                     --------   --------   --------   --------   --------   ----------    ----------
      Total Noninterest Income                         280.5      274.4      268.4      262.3      281.0        823.3         792.0

NONINTEREST EXPENSES
  Salaries and benefits                                262.4      268.4      273.4      270.3      266.7        804.2         809.6
  Net occupancy expenses                                98.3       95.2      100.1       92.6       91.9        293.6         264.0
  Communications                                        35.1       36.2       33.9       30.2       29.8        105.2          87.4
  Outside contract fees                                 39.6       29.9       34.0       30.0       33.6        103.5          61.7
  FDIC assessments                                       2.7       27.7       27.9       27.8       25.4         58.3          75.0
  Amortization of intangibles                           15.4       15.0       14.9       11.8        9.0         45.3          23.5
  Office supplies                                       11.4       11.4       14.0       10.5       11.1         36.8          33.1
  Advertising                                           11.9       15.8       10.1       14.6       12.0         37.8          32.2
  Other real estate                                      0.5        0.0        0.0       (6.1)      (0.7)         0.5          (6.3)
  Provision for restructuring                            6.6        4.3        4.8        2.3      139.0         15.7         139.0
  Other expenses                                        48.8       50.0       38.6       54.2       50.0        137.4         140.4
                                                     --------   --------   --------   --------   --------   ----------    ----------
      Total Noninterest Expenses                       532.7      553.9      551.7      538.2      667.8      1,638.3       1,659.6
                                                     --------   --------   --------   --------   --------   ----------    ----------
INCOME BEFORE INCOME TAXES                             379.3      361.9      348.4      340.7      209.6      1,089.6         842.4
  Applicable income taxes                              141.5      142.0      136.4      129.4       79.6        419.9         320.1
                                                     --------   --------   --------   --------   --------   ----------    ----------
NET INCOME                                           $ 237.8    $ 219.9    $ 212.0    $ 211.3    $ 130.0    $   669.7     $   522.3
                                                     ========   ========   ========   ========   ========   ==========    ==========

____________________________________________________________________________________________________________________________________

Net income applicable to common stock                $ 229.5    $ 211.6    $ 203.7    $ 203.0    $ 121.6    $   644.8     $   497.3
Average number of common
       shares outstanding(in thousands)               77,516     77,470     76,464     76,656     81,700       77,153        81,690
Per common share:
  Net income                                         $  2.96    $  2.73    $  2.66    $  2.65    $  1.49    $    8.36     $    6.09
  Dividends paid                                     $  0.80    $  0.75    $  0.75    $  0.75    $  0.75    $    2.30     $    2.00

------------------------------------------------------------------------------------------------------------------------------------
Note: Certain prior year balances have been reclassified to conform to current year classifications.


See notes to consolidated financial statements


_____________________________________________________________________________________________________
CONSOLIDATED STATEMENT OF CASH FLOWS                                         First Interstate Bancorp
-----------------------------------------------------------------------------------------------------


                                                                               Nine Months Ended
                                                                        -----------------------------
                                                                        September 30        September
(dollar amounts in millions)                                              1995                1994
------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net Income                                                         $   670             $   522
     Adjustment to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                     144                 110
          Provision for credit losses                                         -                   -
          Valuation adjustment on foreclosed property                        (2)                 (6)
          Provision for deferred income taxes                               106                 102
          Decrease (increase) in trading account securities                 (52)                104
          Decrease in interest receivable                                    25                 110
          Increase (decrease) in interest payable                            38                  (3)
          Other, net                                                        (73)                (30)
                                                                        --------            --------
            Net Cash Provided by Operating Activities                       856                 909

Cash Flows from Investing Activities:
     Held-to-maturity securities
          Proceeds from maturities                                        4,510               5,026
          Proceeds from sales                                                 -                   -
          Purchases                                                        (182)             (2,312)
     Available-for-sale securities
          Proceeds from maturities                                          330               6,089
          Proceeds from sales                                               388                  78
          Purchases                                                          (8)             (5,942)
     Net loan principal originations                                     (2,401)             (4,065)
     Proceeds from sales of loans                                           975               2,010
     Loans purchased                                                       (261)             (1,116)
     Acquisition of subsidiaries                                            (77)                165
     Proceeds from sales of premises and equipment                           52                  33
     Purchases of premises and equipment                                   (245)               (178)
     Proceeds from sales of other real estate                                46                  46
                                                                        --------            --------
            Net Cash Provided (Used) by Investing Activities              3,127                (166)

Cash Flows from Financing Activities:
     Net (decrease) increase in deposits                                 (2,278)                344
     Deposits purchased                                                     187                 315
     Net decrease in short term borrowings                               (1,543)               (490)
     Proceeds from long term debt issued                                    100                   -
     Repayments of long term debt                                          (120)               (271)
     Cash dividends paid                                                   (201)               (186)
     Proceeds from Common Stock issued                                       52                  40
     Reacquisition of Common Stock                                          (69)               (435)
                                                                        --------            --------
            Net Cash Used by Financing Activities                        (3,872)               (683)
                                                                        --------            --------
            Net Decrease in Cash and Cash Equivalents                       111                  60
     Cash and cash equivalents at beginning of year                       6,275               6,840
                                                                        --------            --------
            Cash and Cash Equivalents at end of period                   $6,386             $ 6,900
                                                                        ========            ========
Additional Disclosures
            Loans transferred to OREO                                    $   34             $    27
            Loans originated to facilitate sale of OREO                       1                  11
            Interest paid                                                   846                 622
            Income taxes paid                                               316                 224

---------------------------------------------------------------------------------------------------


See notes to consolidated financial statements



___________________________________________________________________________________________________________________________________
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY                                                             First Interstate Bancorp
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                   Unrealized
                                                                                                  Net Gains on
                                                          Common Stock                             Available-
                                           Preferred  ---------------------   Capital   Retained    for-sale    Treasury
(dollar amounts in millions)                 Stock    Shares (000s)  Amount   Surplus   Earnings   Securities    Stock      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995                  $    350    74,204       $  168   $ 1,692   $  1,967   $     1      $  (742)   $ 3,436

  Net income for the period                                                                  670                               670
  Cash dividends
    Common Stock - $2.30 per share                                                          (176)                             (176)
    Preferred Stock                                                                          (25)                              (25)
  Common Stock issued:
    Stock Option and Restricted Stock Plans                751                    (20)                               54         34
    Dividend Reinvestment Plan                             222                                                       16         16
    Management Incentive Plan                               23                                                        2          2
    Levy Bancorp acquisition                             1,308                     (5)                               97         92
  Common Stock repurchased                                (781)                                                     (69)       (69)
  Other adjustments                                                       1                                                      1
                                            --------    -------      ------   --------  ---------  --------     --------   --------
Balance at September 30, 1995               $    350    75,727       $  169   $ 1,667   $  2,436   $     1      $  (642)   $ 3,981
                                            ========    =======      ======   ========  =========  ========     ========   ========

-----------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financials


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
First Interstate Bancorp

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

2.   The  following  table  provides  the  major  components   of
     investment securities (in millions):


                                                    Gross Unrealized
                                        Amortized   ----------------  Estimated
                                           Cost      Gains   Losses   Fair Value
                                        ---------   ------   ------   ----------
September 30, 1995
  Held-to-maturity:
    U. S. Treasury and agencies         $  8,039    $  42    $  97     $  7,984
    State and political subdivisions          22        1        -           23
    Other debt securities                  1,259        4       56        1,207
                                        --------    -----    -----     --------
      Total held-to-maturity            $  9,320    $  47    $ 153     $  9,214
                                        ========    =====    =====     ========

  Available-for-sale:
    U. S. Treasury and agencies         $     17    $   -    $   -     $     17
    State and political subdivisions           2        -        -            2
    Corporate and Federal Reserve Stock       92        1        -           93
                                        --------    -----    -----     --------
      Total available-for-sale          $    111    $   1    $   -     $    112
                                        ========    =====    =====     ========


December 31, 1994
  Held-to-maturity:
    U. S. Treasury and agencies         $ 12,105    $  16    $ 352     $ 11,769
    State and political subdivisions          29        1        -           30
    Other debt securities                  1,561        -       80        1,481
                                        --------    -----    -----     --------
      Total held-to-maturity            $ 13,695    $  17    $ 432     $ 13,280
                                        ========    =====    =====     ========

  Available-for-sale:
    U. S. Treasury and agencies         $     42    $   -    $   -     $     42
    Corporate and Federal Reserve Stock      113        1        -          114
                                        --------    -----    -----     --------
      Total available-for-sale          $    155    $   1    $   -     $    156
                                        ========    =====    =====     ========


     During  1994  and the nine months ended September  30,  1995
     there   were  no  transfers  or  sales  of  held-to-maturity
     securities, or transfers of available-for-sale securities to trading.

     The Financial Accounting Standards Board (FASB), at its October 18, 1995 meeting, approved a proposal to provide organizations a one-time opportunity to reconsider their ability and intent to hold securities to maturity and allow the transfer of securities from their held-to-maturity portfolios without requiring the remaining portfolio to be reported at fair value. These transfers would be permitted during the period from the date of issuance of a Special
     Report by the FASB (expected to be mid-November) through December 31, 1995. The Corporation does not expect any potential realignment of its securities portfolio to have a significant impact on its financial statements.

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

     The  following table presents a breakdown of impaired  loans and  the  SFAS 114 impairment allowance related to  impaired loans (in millions):
                                                          September 30, 1995
                                                         ----------------------
                                                                     SFAS  114
                                                          Recorded   Impairment
                                                         Investment  Allowance
                                                         ----------  ----------
            Impaired loans:
              Loans with impairment allowance:
              Commercial, financial, and agricultural       $  39      $   2
                Real estate construction                        -          -
                Commercial real estate mortgage                11          2
                                                            -----      -----
                  Total loans with impairment allowance        50      $   4
                                                                       =====

              Loans without impairment allowance:
                Commercial, financial, and agricultural        53
                Real estate construction                        6
                Commercial real estate mortgage                28
                                                            -----
                  Total loans without impairment allowance     87
                                                            -----

                    Total impaired loans                    $ 137
                                                            =====



     For the nine months ending September 30, 1995, impaired loans averaged $158 million and the total interest income was $6.8 million, all of which was recognized on a cash basis. Interest payments received on impaired loans are recorded as interest income unless there is doubt as to the collectibility of the recorded investment. In those cases, cash received is recorded as a reduction of principal.






4. Transactions in the allowance for credit losses were as follows (in millions):

                                      Quarter Ended          Nine Months Ended
                              ----------------------------   -----------------
                              Sept. 30   Dec. 31  Sept. 30      September 30
                                1995      1994      1994      1995       1994
                              --------   -------  --------   ------    -------
Balance at beginning of period $ 878     $ 952     $ 972     $ 934     $ 1,001
Provision for credit losses        -         -         -         -           -
Other changes - acquisitions       1        20         2        24          46
                              --------   -------  --------   ------    -------
                                 879       972       974       958       1,047
Deduct:
Loans charged-off                 83        66        59       235         195
Less recoveries on loans
  previously charged-off          51        28        37       124         100
                              --------   -------  --------   ------    -------
Net loans charged-off             32        38        22       111          95
                              --------   -------  --------   ------    -------
Balance at end of period       $ 847     $ 934     $ 952     $ 847     $   952
                              ========   =======  ========   ======    =======

5. Other assets identified as being held for sale are valued at the lower of cost or market and totaled $154 million at September 30, 1995, compared to $26 million at December 31, 1994. These balances primarily represent residential and commercial mortgage loans held for sale and are included in other assets on the Consolidated Balance Sheet.


6.   At  September  30,  1995 and December 31,  1994,  15,000,000
     shares of Preferred Stock (no par value) were authorized.

     At September 30, 1995 and December 31, 1994, there were outstanding 8,000,000 Depositary Shares, each representing a one-eighth interest in a share of 9.875% Preferred Stock, Series F. The Series F Preferred Stock is redeemable at any time on or after November 15, 1996, at the option of the Corporation, in whole or in part, at $200.00 per share (equivalent to $25.00 per Depositary Share) plus accrued and unpaid dividends to the redemption date.

     At September 30, 1995 and December 31, 1994, there were outstanding 6,000,000 Depositary Shares, each representing a one-eighth interest in a share of 9.0% Preferred Stock, Series G. The Series G Preferred Stock is redeemable anytime on or after May 29, 1997, at the option of the Corporation, in whole or in part, at $200.00 per share (equivalent to $25.00 per Depositary Share) plus accrued and unpaid dividends to the redemption date.

     Dividends on both the Series F and Series G Preferred Stock are cumulative and are paid quarterly on the last day of March, June, September and December of each year.

     At September 30, 1995, the cost of Common Stock in the treasury averaged $74.98 per share compared to an average of $73.64 at December 31, 1994. On April 28, 1995, the Board of Directors authorized the repurchase of up to 7.6 million shares of issued and outstanding Common Stock, representing approximately 10% of the total number of shares outstanding, to be made from time to time through mid-1997 in the open market or through privately negotiated transactions. The first 2.5 million shares purchased under the program will be used for reissuance through the Corporation's various employee benefit and stock option plans, and Stock Purchase and Dividend Reinvestment Plan. The Corporation commenced such purchases in July 1995. As of September 30, 1995, the Corporation had repurchased 781,300 shares.


7. During the first nine months of 1995, the Corporation was a party to four business combinations with operating entities (University Savings Bank, Levy Bancorp, North Texas Bancshares and Tomball National Bancshares) resulting in the acquisition of $2.4 billion in assets and $1.9 billion in deposits. University Savings Bank, North Texas Bancshares and Tomball National Bancshares were cash transactions, and the Corporation issued 1,308,388 shares of its common stock (from its Treasury shares) for the acquisition of Levy Bancorp. All four acquisitions were accounted for as purchases.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS
First Interstate Bancorp


Item  2:   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

COMPARISON OF THIRD QUARTER RESULTS:

The Corporation recorded net income for the third quarter of 1995 of $237.8 million ($2.96 per share). This includes the effect of a $23.9 million net benefit from the Federal Deposit Insurance Corporation (FDIC) refund for previously paid deposit insurance premiums ($14.4 million after taxes, or $0.19 per share) and $6.6 million of restructuring charges ($3.9 million after taxes, or $0.05 per share). Net income of $130.0 million ($1.49 per share) for the 1994 third quarter included the effect of a $139.0 million restructuring charge ($86.2 million after taxes, or $1.05 per share). Before the effect of restructuring charges in both third quarters and the FDIC refund in the 1995 third quarter, income after taxes in the 1995 third quarter amounted to $227.3 million ($2.82 per share), an increase of 5.1% from $216.2 million ($2.54 per share) in the 1994 third quarter.

Taxable-equivalent net interest income was $636.4 million in the third quarter of 1995, an increase of 5.7% from a year earlier. This increase resulted primarily from expansion of the net interest margin, up 23 basis points to 5.45%. Average earning assets in the third quarter of 1995 reflect loan growth of $6.1 billion (21.0%), largely offset by a decline in investment securities of $5.7 billion (35.9%). The net interest margin in the 1995 third quarter was unchanged from the second quarter margin of 5.45%, reflecting a lower level of investment securities and corporate purchased funds. Given current economic conditions, the Corporation expects a relatively stable net interest margin over the near term.

Average loans and leases increased $6.1 billion (21.0%) from the 1994 third quarter and declined $83 million from the second quarter to $35.4 billion in the 1995 third quarter. Instalment loans averaged $12.6 billion in the third quarter of 1995, up $670 million (5.6%) from a year earlier and up $174 million (1.4%) from the second quarter of 1995. Average commercial loans outstanding were up $1.2 billion (13.6%) from a year earlier and down $150 million (1.5%) from the 1995 second quarter to an average of $9.7 billion. Residential real estate mortgages averaged $6.6 billion, up $2.5 billion (62.7%) from a year ago and down $116 million (1.7%) from the 1995 second quarter level. Commercial real estate mortgages averaged $4.7 billion, $1.1 billion (30.0%) above a year ago and essentially flat with the 1995 second quarter. Average construction loans increased $367 million (47.1%) from the 1994 third quarter and $27 million (2.4%) from the 1995 second quarter to $1.1 billion in the latest period.

At September 30, 1995, loans and leases totaled $36.0 billion, up $5.6 billion (18.6%) from a year earlier and up $63 million from June 30, 1995. Instalment loans totaled $12.7 billion at September 30, 1995, an increase of $520 million (4.3%) from a year earlier and an increase of $101 million from June 30, 1995. At the same time, commercial loans were $10.2 billion, up $1.2 billion (13.7%) from a year earlier and up $156 million (1.5%) from the end of the 1995 second quarter. Residential real estate mortgages totaled $6.5 billion, $2.3 billion (53.1%) above a year ago and $125 million (1.9%) below the June 30, 1995, level. Commercial real estate mortgages amounted to $4.7 billion at September 30, 1995, $1.0 billion (26.2%) above a year ago and $98 million (2.0%) below June 30, 1995. Construction loans were $1.2 billion at September 30, 1995, up $339 million (41.6%) from a year earlier and up $9 million from the end of the second quarter.

As a result of maturities and paydowns, investment securities held to maturity declined $5.3 billion (36.3%) from a year earlier and declined $1.5 billion (13.7%) from June 30, 1995, to $9.3 billion at September 30, 1995. These proceeds supported the growth in loans between the 1994 and 1995 third quarters. Between the second and third quarters of 1995, these proceeds were used to reduce corporate purchased funds. U.S. Treasury and agency-backed securities declined $5.0 billion (38.2%) from a year earlier to $8.0 billion at September 30, 1995. Of the remaining balance, $2.7 billion were U.S. Treasury securities and $5.3 billion were government agency securities. Of the $5.3 billion of government agency securities at September 30, 1995, the majority were backed by mortgages. All other investment securities amounted to $1.3 billion at the end of September 1995, down $336 million (20.8%) from a year earlier and down $129 million (9.1%) from June 30, 1995.

Total deposits averaged $47.8 billion in the 1995 third quarter, up $1.2 billion (2.6%) from the 1994 third quarter and up slightly from the second quarter. Average deposits in consumer savings, time and net transaction accounts increased $584 million (1.4%) from the 1994 third quarter to an average of $41.0 billion in the 1995 third quarter. These deposits increased $250 million from $40.7 billion in the 1995 second quarter. The Corporation's CDs over $100,000 increased $266 million (26.6%) from the 1994 third quarter and declined $181 million (12.5%) from the 1995 second quarter to an average of $1.3 billion. At the same time, short term borrowings, primarily federal funds purchased, averaged $672 million, up $60 million from the 1994 third quarter and down $1.2 billion from the 1995 second quarter.

Based on an assessment of the Corporation's current risk profile, no provision for credit losses for the Corporation has been recorded since the fourth quarter of 1993. Loans charged off, net of recoveries, were $32.1 million (0.36% of average loans) in the third quarter of 1995, compared to $22.4 million (0.30%)
reported for the comparable 1994 quarter. The Corporation continued to experience a strong level of recoveries on prior period chargeoffs.

Noninterest income totaled $280.5 million in the third quarter of 1995, compared to $281.0 million reported for the 1994 third quarter. Noninterest income in the 1995 third quarter included $5.8 million of venture capital gains. The 1994 third quarter included $14.7 million of venture capital gains, of which $11.6 million were included in the other income category and $3.1 million were included with investment securities gains. Service charges on deposit accounts rose $11.4 million (8.1%) from the 1994 level to $151.9 million, while trust fees declined $4.9 million (10.2%) to $43.3 million. The decline in trust fees reflects the previously announced disposition of Denver Investment Advisors (DIA), a subsidiary of First Interstate Bank of Denver. Since the disposition of DIA, trust fees have increased on a consecutive quarterly basis, with third quarter 1995 trust fees up $3.9 million (9.9%) from the 1995 first quarter. Among the other components of noninterest income, revenues from sales of investment products have increased $4.1 million (43.4%) over the 1994 third quarter to a total of $13.6 million in the 1995 third quarter.

Total noninterest expenses amounted to $532.7 million in the 1995 third quarter, including $6.6 million of restructuring charges and the $23.9 million net benefit from the FDIC refund, as previously noted. Excluding restructuring charges and the net benefit from the FDIC refund, noninterest expenses were flat with the 1995 second quarter. Noninterest expenses before the effect of restructuring charges and including the effect of completed acquisitions were $526.1 million, a decline of $2.7 million from the comparable 1994 quarter. Due to acquisitions completed since September 1994, expenses arising from the amortization of goodwill and other intangibles increased $6.4 million from the year earlier quarter to a total of $15.4 million in the 1995 third quarter.

The Corporation's efficiency ratio for the 1995 third quarter was 57.3%, which reflects noninterest expenses before restructuring charges and ORE expenses as a percent of taxable-equivalent net interest income plus noninterest income. This compares to 59.6% in the 1995 second quarter and 60.0% in the 1994 third quarter.

In the third quarter of 1995, the Corporation recorded income tax expense  of $141.5 million, resulting in an effective income  tax rate  of 37.3%.  This compares to an effective tax rate of  38.0%
in the comparable 1994 quarter.


COMPARISON OF NINE MONTHS RESULTS:

The Corporation recorded net income for the first nine months of 1995 of $669.7 million, or $8.36 per share. This includes the effect of $15.7 million of restructuring charges ($9.5 million after taxes, or $0.12 per share) and represents an increase in earnings per share of 37.3% from the first nine months of 1994. Net income of $522.3 million ($6.09 per share) in the comparable 1994 period included a restructuring charge of $139.0 million ($86.2 million after taxes, or $1.05 per share), as well as a benefit from the recognition of nonrecurring items of $45 million ($27.9 million after taxes, or $0.34 per share). Before the effect of restructuring charges in 1995 and 1994 and nonrecurring items in 1994, income after taxes in the first nine months of 1995 amounted to $679.2 million ($8.48 per share), representing an increase in earnings per share of 24.7% from $6.80 per share in the first nine months of 1994.

Taxable-equivalent net interest income was $1,921.4 million in the first nine months of 1995, up 11.3% from a year earlier. This increase resulted from expansion of the net interest margin to 5.41% from 5.09% in the 1994 period, together with average earning asset growth of $2.2 billion (4.9%).

Average loans increased $7.6 billion (27.5%) from the first nine months of 1994 to $35.2 billion in the 1995 period. Instalment loans averaged $12.5 billion in the first nine months of 1995, up $1.0 billion (8.7%) from the year earlier. Residential real estate mortgages averaged $6.6 billion, $3.1 billion (89.8%) above the first nine months of 1994. Commercial real estate mortgages averaged $4.7 billion, $1.2 billion (33.8%) above a year ago. Average commercial loans were up $1.6 billion (19.9%) from the first nine months of 1994 to $9.7 billion in the 1995 period. Average construction loans increased $326 million (42.1%) from the first nine months of 1994 to $1.1 billion.

Total deposits averaged $47.8 billion in the first nine months of 1995, up $2.0 billion (4.3%) from the comparable 1994 period. Consumer savings, time and net transaction accounts increased $1.3 billion (3.2%) from the first nine months of 1994 to an average of $41.0 billion in the 1995 period. The Corporation's CDs over $100,000 increased $402 million (41.5%) from the year earlier. At the same time, short term borrowings, primarily federal funds purchased, averaged $1.7 billion, up $1.1 billion. The higher level of short term borrowings, together with maturing securities and deposits, supported loan growth in the first nine months of 1995.

No provision for credit losses for the consolidated Corporation has been recorded since the fourth quarter of 1993. Loans charged off, net of recoveries, were $111.9 million (0.43% of average loans) for the current year to date, compared to $94.8 million (0.46%) in the 1994 period.

Noninterest income totaled $823.3 million for the first nine months of 1995, an increase of $31.3 million (4.0%) from a year earlier. Service charges on deposit accounts increased $27.9 million (6.7%) from the 1994 period to $446.3 million and trust fees declined $20.8 million (14.4%) to $123.3 million. The decline in trust fees reflects the previously announced disposition of Denver Investment Advisors, a subsidiary of First Interstate Bank of Denver. Among the other components of noninterest income, revenues from sales of investment products have increased $10.4 million (40.1%) over the first nine months of 1994 to a total of $36.4 million in the 1995 period.

Noninterest expenses totaled $1,638.3 million for the first nine months of 1995. This includes $15.7 million of restructuring charges in the current year, versus $139.0 million in the 1994 period, as previously noted. Noninterest expenses before the effect of these charges and including the effect of completed acquisitions were $1,622.6 million in the current year, an increase of $102.0 million (6.7%) from the first nine months of 1994. Approximately $41.8 million of the increase represents higher outside contract fees, $29.6 million reflects higher occupancy and equipment expenses, and $21.8 million represents higher charges resulting from the amortization of intangibles. These increases were partially offset by the $23.9 million net benefit from the FDIC refund.

For the first nine months of 1995, the Corporation recorded income tax expense of $419.9 million, resulting in an effective income tax rate of 38.5%. This compares to an effective tax rate of 38.0% in the comparable 1994 period.

LIQUIDITY MANAGEMENT:

Liquidity refers to the Corporation's ability to adjust its future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost effective basis.

The Corporation continues to utilize the core deposits gathered through its extensive interstate retail banking network as a key source of low-cost funding. Core deposits, defined as demand deposits, interest bearing consumer deposits under $100,000 and noninterest bearing time deposits, together with corporate purchased funds and equity are the primary sources for funding earning assets. During the third quarter of 1995, core deposits represented 88% of average earning assets, compared to 88% in the third quarter of 1994 and 86% in the second quarter of 1995.

At the same time, average corporate purchased funds increased $429 million from the 1994 third quarter to $3.3 billion, but declined $1.4 billion from the 1995 second quarter level. Average short term borrowings rose $60 million from the third quarter of 1994 but declined $1.2 billion from the 1995 second quarter level.

Cash  and cash equivalents were virtually unchanged from December
31, 1994.

Net cash provided by investing activities during the first nine months of 1995 totaled $3,127 miillion. Maturities of investment securities in the held-to-maturity portfolio, net of purchases, provided cash of $4,328 million. Maturities and sales of investment securities in the available-for-sale portfolio, net of purchases, provided $710 million. Loan originations, net of repayments, used cash of $2,401 million. Proceeds from sales of loans provided $975 million while purchases of loans used $261 million.

Net cash used by financing activities totaled $3,872 million during the first nine months of 1995. Deposits, excluding the purchase of $187 million from the Federal Deposit Insurance Corporation as part of the Corporation's ongoing acquisition program, experienced a net decrease of $2,278 million. The Corporation also reported a net decrease of $1,543 in short term borrowings. The Corporation continues to have no commercial paper outstanding. Proceeds from the issuance of long term debt provided $100 million while repayments required cash of $120 million. Issuance of common stock provided cash of $52 million while dividends paid totaled $201 million.

Cash provided by operations during the first nine months of 1995 totaled $856 million. Net income totaled $670 million and noncash adjustments to reconcile net income totaled $248 million. Net changes in other assets and other liabilities decreased cash from operations by $62 million

The Corporation's other sources of liquidity include maturing securities in addition to those which are available for sale or repurchase activity. In addition, subsidiary banks may directly access funds placed by them through existing agency agreements for the placement of federal funds and may also access the Federal Reserve for short term liquidity needs.

SOURCE OF FUNDS:

The Parent Corporation is a legal entity, separate and distinct from its subsidiary banks. The principal source of the Parent Corporation's revenue is dividends from the subsidiary banks. During the first nine months of 1995, the subsidiary banks paid a total of $474 million in dividends to the Parent Corporation. Various statutory provisions limit the timing and amount of dividends the subsidiary banks and certain non-bank subsidiaries can pay. As of October 1, 1995, approximately $243 million were free of dividend restrictions under such statutory limitations. In addition, federal statutes limit the ability of the subsidiary banks to make loans to the Parent Corporation.

At September 30, 1995, the Parent Corporation had no external short term borrowings outstanding. Immediate liquidity available to the Corporation includes a $500 million senior revolving credit facility, as well as cash and other short term financial instruments at the Parent Corporation totaling $300 million at September 30, 1995. At current rates, interest on long term debt and preferred stock dividend requirements from October 1, 1995 through yearend 1995 total $45 million. In addition, from October 1, 1995 through yearend 1995, $11 million of the Parent Corporation's long term debt will mature.

The  Parent  Corporation  has access to  regional,  national  and
international  capital  and  money  markets,   through  its  $2.3
billion shelf registration on file with the Securities and Exchange Commission.

RISK ELEMENTS:

Nonperforming Assets - At September 30, 1995, nonperforming assets totaled $206 million, down $85 million (29.2%) from the year ago level of $291 million, and down $43 million (17.3%) from $249 million reported at June 30, 1995. The current level of nonperforming assets represents 0.37% of total assets, versus 0.54% and 0.45% of total assets a year earlier and at June 30, 1995, respectively. Nonperforming loans totaled $140 million at September 30, 1995, down $70 million (33.3%) from $210 million reported a year earlier, and down $40 million (22.2%) from $180 million at June 30, 1995. ORE totaled $66 million at September 30, 1995, versus $81 million a year ago and $69 million at June 30, 1995. The following table is a reconciliation of nonperforming asset activity for the quarter and nine months ended September 30, 1995 (in millions):

                                                     Nine Months Ended
                       Third Quarter 1995           September 30, 1995
                   --------------------------- ---------------------------
                   Nonperforming                 Nonperforming
                        Loans     ORE    Total       Loans     ORE   Total
                   -------------------------------------------------------

Beginning balance       $ 180     $ 69   $ 249       $ 186    $ 72   $ 258
In-migration  (1)          64        -      64         285       -     285
Return to accrual          (9)       -      (9)        (27)      -     (27)
Valuation adjustment        -        -       -           -       2       2
Payments and sales        (53)     (15)    (68)       (213)    (53)   (266)
Net chargeoffs
     and writedowns       (29)      (1)    (30)        (69)     (4)    (73)
Transfers within          (13)      13       -         (35)     35       -
Acquisitions                -        -       -          13      14      27
                        ------    -----  ------      ------   -----  ------
Ending balance          $ 140     $ 66   $ 206       $ 140    $ 66   $ 206
                        ======    =====  ======      ======   =====  ======

(1) Includes disbursements on loans previously reported as nonperforming.

In addition to credit assets classified as nonperforming, the Corporation reported accruing loans that were past due 90 days or more of $98 million at September 30, 1995, versus $56 million a year earlier and $72 million at June 30, 1995. The current level of past due loans represents 0.18% of total assets.

Allowance for Credit Losses - At September 30, 1995, the allowance for credit losses totaled $847 million, or 2.35% of total loans. This compares to an allowance of $952 million, or 3.14% of loans, a year ago and $878 million, or 2.45% of loans, at June 30, 1995.

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

For the past thirteen quarters, the Corporation has provided less than net chargeoffs, with the credit provision over the past seven quarters being zero. Despite zero credit provisions, improving economic conditions and lower levels of problem assets have caused reserves to remain in the upper range of key measures of adequacy. Management continues to evaluate the Corporation's reserve adequacy strategy on a quarterly basis, with the expectation that further reductions in reserve levels will be considered as long as the Corporation's risk profile supports that conclusion.

During the first quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." The adoption resulted in no material change in unallocated reserves of the allowance for credit losses. Refer to Footnote 3 to the financial statements for further information.

Derivatives - The Corporation continues to engage in a minimum of derivative activities for risk management purposes. The Corporation does not engage in any trading or speculative derivative activities. At September 30, 1995, the notional value of derivatives outstanding was $5.3 billion, including $4.2 billion in which the Corporation is an intermediary and $1.1 billion in which the Corporation entered into transactions to hedge interest rate sensitivity. Of the $4.2 billion in which the Corporation is an intermediary, $3.1 billion of notional value has been sold to Standard Chartered, which has assumed the market risk of these instruments, and the Corporation retains only the credit risk.

CAPITAL AND OTHER FINANCIAL STATISTICS:

At September 30, 1995, total shareholders' equity represented 7.23% of total assets, versus 6.55% a year earlier and 6.92% at June 30, 1995. On the same dates, common equity equaled 6.59%, 5.90% and 6.29% of total assets, respectively. The Corporation's various capital ratios include the effects of the common stock repurchase programs and completed acquisitions.

The tangible common equity ratio was 5.32% at September 30, 1995, compared to 5.30% a year earlier and 5.01% at June 30, 1995. The regulatory leverage ratio was 6.00% at September 30, 1995, versus 6.08% a year ago and 5.67% at June 30, 1995.

The  Corporation's  Tier  1  and  Total  Capital  ratios  at
September 30, 1995, were 7.48% and 10.48%, respectively.

On July 18, 1995, the Board of Directors increased the quarterly cash dividend on the Corporation's $2 par value Common Stock to $0.80 per share, payable on August 31, 1995, to shareholders of record on August 7, 1995. On August 1, 1995, the Preferred Stock Committee of the Board of Directors declared dividends on the Corporation's outstanding preferred stock. During the first nine months of 1995, the Corporation recorded common stock dividends of $175.4 million and preferred stock dividends of $24.9 million.

On October 17, 1995, the Corporation's Board of Directors declared a quarterly cash dividend of $0.80 on the Corporation's $2 par value Common Stock, payable on November 30, 1995, to shareholders of record on November 6, 1995. On November 1, 1995, the Preferred Stock Committee of the Board of Directors declared dividends on the Corporation's outstanding preferred stock.

On  April  28,  1995, the Board of Directors authorized  the repurchase of up to 7.6 million shares of issued and outstanding common stock, representing approximately 10% of the total number of shares outstanding, to be made from time to time through mid-1997 in the open market or through privately negotiated transactions. The first 2.5 million shares purchased under the program will be used for reissuance through various employee benefit and stock option plans and through the Stock Purchase and Dividend Reinvestment Plan. The Corporation commenced such purchases in July 1995. As of September 30, 1995, the Corporation had repurchased 781,300 shares.

Total intangibles amounted to $740 million at September 30, 1995, versus $348 million a year earlier and $753 million at June 30, 1995. The higher recent levels reflect the completion of seven acquisitions after September 30, 1994. As a result, goodwill increased to $697 million at September 30, 1995, from $309 million a year earlier.

The common shares used in the calculation of 1995 third quarter and first nine months results per share were 77,515,893 and 77,153,179, respectively. During the first quarter, 1.3 million of the Corporation's treasury shares were issued in conjunction with the acquisition of Levy Bancorp in February 1995, of which 1.1 million represent shares repurchased for such purpose.

RESTRUCTURING:

As previously announced, the Corporation has adopted a Restructuring Plan (Plan) to improve efficiency and to better position the company for the introduction of full interstate banking. The restructuring activity related to the Plan is summarized in the following table (in millions):

                             Early  Severance and  Facility and
                        Retirement  Outplacement   Equipment
                           Program      Services   Valuations    Other   Total
                           -------      --------   ----------  ------  -------
  1994
  ----
Restructuring provision
   Initial charge          $  82.0      $  40.0     $  15.0    $ 2.0   $ 139.0
    Ongoing                      -            -           -      2.3       2.3
                           -------      -------     -------    -----   -------
        Total                 82.0         40.0        15.0      4.3     141.3
Utilization forthe period
    Cash                       0.4          4.7         6.8      2.3      14.2
    Noncash                   81.6            -           -        -      81.6
                           -------      -------     -------    -----   -------
        Total                 82.0          4.7         6.8      2.3      95.8
                           -------      -------     -------    -----   -------
Balance at December 31, 1994     -         35.3         8.2      2.0      45.5

  1995
  ----
Restructuring provision
    Ongoing                      -            -           -     15.7      15.7
Utilization for the period
    Cash                         -         14.6         2.5     17.7      34.8
    Noncash                      -            -         1.1        -       1.1
                           -------      -------     -------    -----   -------
        Total              $     -      $  14.6     $   3.6    $17.7   $  35.9
                           -------      -------     -------    -----   -------
Balance at
  September 30, 1995       $     -      $  20.7     $   4.6    $  -    $  25.3
                           =======      =======     =======    ====    =======

As of September 30, 1995, restructuring efforts have been substantially completed. The remaining employees impacted by the Plan generally have been notified and will be relocated or separated within the next several months The balance of the restructuring charge will be funded out of operating cash flows with the majority of payments for severance and outplacement services to be completed by the end of 1995. In addition, restructuring charges of another $8 million for relocation of staff and facilities, as well as retention payments for certain personnel displaced in the restructuring program, will be substantially completed by the end of 1995. The total expected cost of the Plan, therefore, will be approximately $165 million, as previously estimated.

BUSINESS COMBINATIONS:

On July 12, 1995, First Interstate Bank of Texas, N.A. completed the acquisition of Tomball National Bancshares and its principal subsidiary, Texas National Bank, for $7.7 million in cash. At June 30, 1995, Texas National Bank reported assets of $95 million and deposits of $81 million.

On October 18, 1995, the Corporation anounced that it had received an unsolicited merger proposal from Wells Fargo & Co. (Wells). The proposal by Wells, which is based in San Francisco, contemplated a merger of the two companies in which each share of First Interstate Common Stock would have been converted into 0.625 shares of Wells Fargo Common Stock. The Corporation's Board of Directors rejected the merger offer from Wells.

The Corporation and members of its Board of Directors have been named as defendants in several putative shareholder class actions in California and Delaware, alleging in substance that the Corporation's Board of Directors will breach, or has breached, its fiduciary duties to the shareholders of the Corporation in responding to the Wells merger proposal. Both injunctive relief and damages are being sought in the class actions. The Corporation and the individual directors intend to defend vigorously against the claims.

On November 6, 1995, after exploring a wide range of strategic alternatives, the Corporation announced that it had agreed to merge with First Bank System, Inc. (FBS), pursuant to an Agreement and Plan of Merger, dated as of November 5, 1995 (Merger Agreement), by and among the Corporation,
FBS and Eleven Acquisition Corp, a wholly owned subsidiary of FBS. It is expected that the transaction will qualify as a tax-free reorganization and will be accounted for as a pooling of interests.

Pursuant to the Merger Agreement, each share of common stock of the Corporation outstanding immediately prior to the merger will be converted into 2.60 shares of common stock of FBS (and cash in lieu of fractional shares). In addition, pursuant to the Merger Agreement, each share of the 9.875% preferred stock, Series F, and each share of the 9.0%
preferred stock, Series G (collectively, the Preferred Stock), of the Corporation, outstanding immediately prior to the merger shall be converted into one share of 9.875% preferred stock or 9.0% preferred stock, respectively, of FBS (New Preferred Stock) with substantially the same terms as the corresponding series of the Preferred Stock, except that the New Preferred Stock will have such voting rights as are necessary to ensure that the merger constitutes a tax-free reorganization.

The transaction is subject to shareholder and regulatory approvals and is expected to close in the second quarter of 1996. The Merger Agreement, together with certain related agreements providing for the payment of certain fees and the grant of options to acquire stock under certain circumstances, will be filed shortly with the Commission on the Corporation's Form 8-K.

The new institution, which will retain the First Interstate name, will have approximately $90 billion in assets and $7 billion in shareholders' equity.

John F. Grundhofer, 56, chairman, president and chief executive officer of First Bank System, will become chairman and chief executive officer of the new First Interstate. First Interstate chairman and chief executive officer, William E. B. Siart, 48, will serve as president and chief operating officer of the combined companies. Richard A. Zona, 51, FBS vice chairman and chief financial officer will serve in that capacity for the new First Interstate. FBS vice chairman of Retail Products and Technology, Philip
G. Heasley, 46, also will serve in that same capacity. Linnet F. Deily, 50, who currently serves as chief executive officer of First Interstate's Texas Region, will become vice chairman of Retail Banking. First Interstate chief executive officer of the California Region, Bruce G. Willison, 47, will serve as vice chairman of Corporate Banking.

The   new   First   Interstate  will  have   its   corporate
headquarters in Minneapolis, and will direct its core business lines--including Retail, Corporate, Private Banking, Payment Systems, and Trust and Investment Management--from Los Angeles. The 20-member Board of Directors of the new institution will reflect equal representation from both companies.

RECENT DEVELOPMENTS:

On August 31, 1995, First Interstate Bank and PHH Corporation announced the signing of a joint venture agreement to market and originate residential mortgage loans. The newly formed enterprise will be known as First Interstate Residential Mortgage, L.L.C. (FIRM). Under the terms of the agreement, commencing in the fourth quarter of 1995, FIRM will market and originate residential mortgage loans to First Interstate customers and other applicants across First Interstate's 13-state territory. This origination capability will be augmented by First Interstate field loan officers dedicated to low-to-moderate income communities and private banking customers.

In September 1995, the Corporation recognized a net benefit of $23.9 million from the refund from the Federal Deposit Insurance Corporation for overpayment of deposit insurance premiums in the 1995 second and third quarters. This action was a result of the FDIC's August 8, 1995, decision to reduce annual insurance rates for deposits of well capitalized institutions insured by the Bank Insurance Fund.

Deposits  insured by the Savings Association Insurance  Fund
(SAIF), which represent approximately 9% of the Corporation's deposits, will continue to be assessed at the rate of $0.23 per $100 of deposits. However, federal banking regulators have proposed making a one-time assessment on SAIF deposits to recapitalize the SAIF. The impact to the Corporation of such an assessment is not quantifiable at the present time.


AVERAGE BALANCES, INTEREST, AND AVERAGE RATES                                                             First Interstate Bancorp
----------------------------------------------------------------------------------------------------------------------------------

                                                                                      Quarter Ended September 30
                                                                                1995                              1994
                                                                    ----------------------------      ----------------------------
                                                                    Balance    Interest    Rate       Balance    Interest    Rate
                                                                    --------------------------------------------------------------
(dollar amounts in millions; interest and average rates on a taxable-equivalent basis)

Earning Assets
Loans 1 :
        Commercial, financial and agricultural                      $ 9,660    $    198    8.19%      $ 8,504    $    147    6.86%
        Real estate construction                                      1,147          31   10.69           780          19    9.67
        Real estate mortgage                                         11,331         231    8.14         7,698         149    7.64
        Instalment                                                   12,648         304    9.53        11,978         277    9.16
        Other loans and leases                                          626          11    7.23           312           5    6.69
                                                                    -------    --------               -------    --------
                Total Loans                                          35,412         775    8.72        29,272         597    8.07

Trading account securities                                              180           3    6.05           105           1    3.89
Investment Securities:
        Held-to-maturity securities                                  10,083         139    5.48        15,749         209    5.36
        Available-for-sale securities                                   130           1    5.04           173           3    6.28
                                                                    -------    --------               -------    --------
                Total Investment Securities                          10,213         140    5.47        15,922         212    5.37

        Federal funds, repurchases                                      479           7    5.92           353           4    4.55
        Time deposits, due from banks                                    27           0    5.73           186           2    3.83
        Other assets held for sale                                      157           2    3.99            48           1    7.29
                                                                    -------    --------               -------    --------
                Total Earning Assets                                 46,468         927    7.94        45,886         817    7.08

Interest Bearing Liabilities:
        Regular savings                                               5,627          31    2.19         5,903          31    2.07
        NOW accounts and demand - market interest                     6,351          21    1.31         6,685          21    1.24
        Savings - market interest                                     9,991          77    3.04        11,675          70    2.42
        Other savings and time under $100,000                         8,079         107    5.26         5,595          52    3.66
                                                                    -------    --------               -------    --------
                Total Interest Bearing Consumer Funds                30,048         236    3.11        29,858         174    2.32

        Large CDs, other money market funds                           1,266          16    5.02         1,000           8    3.30
        Short term borrowings                                           672           9    5.45           612           7    4.33
        Long term debt                                                1,382          30    8.64         1,279          26    8.17
                                                                    -------    --------               -------    --------
                Total Corporate Purchased Funds                       3,320          55    6.61         2,891          41    5.67
                                                                    -------    --------               -------    --------
                Total Interest Bearing LIabilities                   33,368         291    3.46        32,749         215    2.62
                                                                               --------    -----                 --------    ----
                Net Interest Income and Gross Spread                           $    636    4.48%                 $    602    4.46%
                                                                               ========    =====                 ========    =====
Noninterest Liabilities, Equity and Assets
        Demand and noninterest bearing time deposits                 16,460                            15,711
        Other liabilites                                              1,069                             1,115
        Preferred equity capital                                        350                               350
        Common equity capital                                         3,554                             3,229
                                                                    -------                           -------
                Total Noninterest Liabilities and Equity             21,433                            20,405

        Cash and due from banks                                       5,534                             5,179
        Allowance for credit losses                                    (865)                             (962)
        Bank premises and equipment                                   1,269                             1,081
        Other assets                                                  2,395                             1,970
                                                                    -------                           -------
                Total Noninterest Assets                              8,333                             7,268

                Net Noninterest Sources                              13,100                            13,137
                                                                    -------                           -------
                Total Assets                                        $54,801                           $53,154
                                                                    =======                           =======
        Interest income as a percentage of average earning assets                          7.94%                             7.08%
        Interest expense as a percentage of average earning assets                         2.49                              1.86
                                                                                           -----                             -----
                                                                                           5.45%                             5.22%
                                                                                           =====                             =====
----------------------------------------------------------------------------------------------------------------------------------
Certain prior year balances have been reclassifieed to conform to current year classifications.
1 Loans include nonaccrual and renegotiated loans and are net of unearned income and deferred fees.




AVERAGE BALANCES, INTEREST, AND AVERAGE RATES                                                             First Interstate Bancorp
----------------------------------------------------------------------------------------------------------------------------------

                                                                                    Nine Months Ended September 30
                                                                                1995                              1994
                                                                    ----------------------------      ----------------------------
                                                                    Balance    Interest    Rate       Balance    Interest    Rate
                                                                    --------------------------------------------------------------
(dollar amounts in millions; interest and average rates on a taxable-equivalent basis)

Earning Assets
Loans 1 :
        Commercial, financial and agricultural                      $ 9,677    $    599    8.27%      $ 8,068    $    395    6.53%
        Real estate construction                                      1,101          86   10.39           775          53    9.08
        Real estate mortgage                                         11,295         682    8.05         6,970         396    7.58
        Instalment                                                   12,497         896    9.59        11,501         795    9.24
        Other loans and leases                                          587          32    7.37           267          13    6.64
                                                                    -------    --------               -------    --------
                Total Loans                                          35,157       2,295    8.72        27,581       1,652    7.99

Trading account securities                                              141           6    5.79           111           3    4.27
Investment Securities:
        Held-to-maturity securities                                  11,501         477    5.53        16,069         644    5.36
        Available-for-sale securities                                   186           8    5.98           358          12    4.61
                                                                    -------    --------               -------    --------
                Total Investment Securities                          11,687         485    5.54        16,427         656    5.34

        Federal funds, repurchases                                      308          13    5.89           557          16    3.78
        Time deposits, due from banks                                    34           2    6.35           480          13    3.53
        Other assets held for sale                                      124           5    5.33            95           5    7.20
                                                                    -------    --------               -------    --------
                Total Earning Assets                                 47,451       2,806    7.90        45,251       2,345    6.92

Interest Bearing Liabilities:
        Regular savings                                               5,802          95    2.20         5,804          89    2.05
        NOW accounts and demand - market interest                     6,543          66    1.34         6,605          61    1.23
        Savings - market interest                                    10,365         233    3.00        11,439         195    2.28
        Other savings and time under $100,000                         7,601         279    4.90         5,632         151    3.59
                                                                    -------    --------               -------    --------
                Total Interest Bearing Consumer Funds                30,311         673    2.96        29,480         496    2.25

        Large CDs, other money market funds                           1,370          50    4.84           968          23    3.14
        Short term borrowings                                         1,651          72    5.77           542          19    4.74
        Long term debt                                                1,412          90    8.54         1,417          81    7.63
                                                                    -------    --------               -------    --------
                Total Corporate Purchased Funds                       4,433         212    6.36         2,927         123    5.61
                                                                    -------    --------               -------    --------
                Total Interest Bearing LIabilities                   34,744         885    3.40        32,407         619    2.55
                                                                               --------    -----                 --------    -----
                Net Interest Income and Gross Spread                           $  1,921    4.50%                 $  1,726    4.37%
                                                                               ========    =====                 ========    =====
Noninterest Liabilities, Equity and Assets
        Demand and noninterest bearing time deposits                 16,111                            15,376
        Other liabilites                                              1,030                             1,040
        Preferred equity capital                                        350                               350
        Common equity capital                                         3,394                             3,307
                                                                    -------                           -------
                Total Noninterest Liabilities and Equity             20,885                            20,073

        Cash and due from banks                                       5,459                             5,170
        Allowance for credit losses                                    (905)                             (987)
        Bank premises and equipment                                   1,233                             1,044
        Other assets                                                  2,391                             2,002
                                                                    -------                           -------
                Total Noninterest Assets                              8,178                             7,229

                Net Noninterest Sources                              12,707                            12,844
                                                                    -------                           -------
                Total Assets                                        $55,629                           $52,480
                                                                    =======                           =======
        Interest income as a percentage of average earning assets                          7.90%                             6.92%
        Interest expense as a percentage of average earning assets                         2.49                              1.83
                                                                                           -----                             -----
                                                                                           5.41%                             5.09%
                                                                                           =====                             =====
----------------------------------------------------------------------------------------------------------------------------------
Certain prior year balances have been reclassifieed to conform to current year classifications.
1 Loans include nonaccrual and renegotiated loans and are net of unearned income and deferred fees.









PART II.  OTHER INFORMATION
     First Interstate Bancorp


Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits

          (11)  Computation of Earnings Per Share

           (12) Computation of  Ratio of Earnings to Fixed
                 Charges for the nine-month period
                 ending September 30, 1995.

           (27) Financial Data Schedule for the three-month and nine-month period ending September 30, 1995


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



SIGNATURES
First Interstate Bancorp


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          FIRST   INTERSTATE
BANCORP
                                             REGISTRANT



DATE:     NOVEMBER 9, 1995                   By   /s/ William S. Randall
                                                --------------------------
                                                  William S.Randall
                                                      President
                                             (Principal Financial Officer)



DATE:     NOVEMBER 9, 1995                   By   /s/ David S. Belles
                                                -------------------------
                                                  David S. Belles
                                         Executive Vice President and Controller
                                             (Principal Accounting Officer)