Form 10-K
period 1995-12-31
FIRST INTERSTATE BANCORP /DE/
filed 1996-04-02
CIK 105982

SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C. 20549
				 FORM 10-K
	[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

	      For the fiscal year ended December 31, 1995

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such (reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes  X    No   _

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

	     CLASS                           MARKET VALUE AT FEBRUARY 29, 1996
     Common Stock, $2 par value                         $12,503,562,047

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

	     CLASS                            OUTSTANDING AT FEBRUARY 29, 1996
     Common stock, $2 par value                      76,532,897 shares

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference into Part II and IV.


							First Interstate Bancorp


			     PART  I


ITEM 1.  BUSINESS

The Corporation was incorporated under the laws of the State of Delaware and began operations in 1958 under the name "Firstamerica Corporation". The name Western Bancorporation was adopted in 1961 and changed to First Interstate Bancorp in 1981.

The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. At December 31, 1995, it owned directly and indirectly all of the shares of capital stock of 17 banks (the "Subsidiary Banks") which operated approximately 1,140 banking offices in 13 states. Ranked according to assets, the Corporation was the fifteenth largest commercial banking organization in the United States at December 31, 1995, having total deposits of $50.2 billion and total assets of $58.1 billion. During December 1995, the average number of full-time equivalent persons employed by the Corporation and its subsidiaries was 27,200.

The Subsidiary Banks accept checking, savings and other time deposit accounts and employ these funds principally by making consumer, real estate and commercial loans and investing in securities and other interest bearing assets. All Subsidiary Banks are members of the Federal Deposit Insurance Corporation ("FDIC"), all but four exercise trust powers, and the thirteen national banks and one of the three state banks are members of the Federal Reserve System.

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

During 1995, 1994 and 1993, the Corporation, through its subsidiaries, was party to thirteen business combinations with operating entities resulting in the acquisition of $9.0 billion in assets and $7.7 billion in deposits. In addition, during 1995, 1994 and 1993, the Corporation, through its subsidiaries, completed six cash transactions resulting in the acquisition of deposits totaling $187 million, $315 million and $443 million, respectively. The Corporation paid premiums of $8 million in 1995, $26 million in 1994 and $13 million in 1993 for these deposits, which were acquired from the Resolution Trust Corporation and the Federal Deposit Insurance Corporation.

COMPETITION

The commercial banking business is highly competitive. Subsidiary Banks compete with other commercial banks and with other financial and non-financial institutions, including savings and loan associations, finance companies, credit unions, money market mutual funds and credit card issuers.

SUPERVISION AND REGULATION

The Corporation, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended ("BHCA") and is registered with the Federal Reserve Board under the BHCA. The acquisition of more than 5% of the voting shares of any bank (not already majority owned) requires the prior approval of the Federal Reserve Board. The BHCA also prohibits the Federal Reserve Board from approving an application which would result in the Corporation or any non-bank subsidiary thereof acquiring all or substantially all the assets or more than 5% of the voting shares of any bank (not already majority owned) located outside of California unless an acquisition of such bank by a California-based bank holding company is specifically authorized by the laws of the state in which the bank is located. The laws of several states permit such acquisitions. The BHCA also prohibits the Corporation, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to its Subsidiary Banks, except that the Corporation may engage in, and may own shares of companies engaged in, certain businesses found by the Federal Reserve Board to be so closely related to banking "as to be a proper incident thereto." The BHCA does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. The Corporation is required by the BHCA to file annual reports of its operations with the Federal Reserve Board and is subject to examination by the Federal Reserve Board. Under legislation enacted in 1974, the Federal Reserve Board was given jurisdiction to regulate the terms of certain debt issues of bank holding companies including the authority to impose reserve requirements on such debt.

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


Each of the 17 Subsidiary Banks is either a state or national bank. Three Subsidiary Banks are state-chartered and are subject to supervision and regular examination by the bank supervisory authorities of the respective states in which they are chartered. The remaining Subsidiary Banks are national banks and are subject to supervision and regular examination by the Office of the Comptroller of the Currency. Those Subsidiary Banks which are members of the Federal Reserve System are subject to applicable provisions of the Federal Reserve Act, and First Interstate Bank of California, the Corporation's only state-
chartered member bank subsidiary, is subject to regular examination by the Federal Reserve Bank of San Francisco. The deposit accounts held by all of the Subsidiary Banks are insured by the FDIC; as such they are subject to the provisions of the Federal Deposit Insurance Act and, in the case of insured banks not members of the Federal Reserve System, to regular examination by the FDIC. The federal and state laws and regulations of general application to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and numerous other aspects of their business.

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

If the bank does not submit an acceptable capital restoration plan or if its parent holding company does not guarantee such plan, the regulators will be required to take one or more actions, including requiring recapitalization of the bank through its sale of securities or forced sale or merger, restricting transactions with affiliates, restricting interest rates paid on deposits, restricting asset growth, restructuring activities, replacing management of the bank, prohibiting deposits from correspondent banks, requiring prior approval of dividends by the holding company, and requiring divestiture. The law requires the regulators, in such cases, to require the sale of securities by the bank or to force a sale or merger of the bank, to restrict affiliate transactions, and to restrict interest rates unless the regulator determines that these actions would not resolve the problems of the bank at the least possible long term loss to the Bank Insurance Fund of the FDIC. The law also limits advances to any undercapitalized bank by any Federal Reserve Bank from being outstanding more than 60 days in any 120-day period unless the head of the bank regulatory agency certifies that, giving due regard to economic conditions and circumstances in the market in which the bank operates, the bank is not and is not expected to become critically undercapitalized and is not expected to be placed in conservatorship or receivership. None of the Corporation's Subsidiary Banks is undercapitalized.

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

The Federal Reserve Board has established risk-based capital guidelines for bank holding companies. The guidelines define Tier 1 Capital and Total Capital. Tier 1 Capital consists of common and qualifying preferred shareholders' equity, before unrealized gains and losses on available-for-sale debt securities and minority interests in equity accounts of consolidated subsidiaries, less goodwill, other nonqualifying intangibles, excess deferred tax assets and 50% of investments in unconsolidated subsidiaries. Total Capital consists of, in addition to Tier 1 Capital, mandatory convertible debt, preferred stock not qualifying as Tier 1 Capital, subordinated and other qualifying term debt and a portion of the allowance for loan losses less the remaining 50% of investments in unconsolidated subsidiaries. The Tier 1 component must comprise at least 50% of qualifying Total Capital. Risk-based capital ratios are calculated with reference to risk-weighted assets, as outlined by bank supervisory authorities, which include both on and off-balance sheet exposures. The minimum required qualifying Total Capital ratio is 8%, of which at least 4% must consist of Tier 1 Capital. As of December 31, 1995, the Corporation's Tier 1
Capital   and  Total  Capital  ratios  were  7.61%  and   10.52%,
respectively.

The Federal Reserve Board has adopted a "minimum leverage ratio" which requires bank holding companies to maintain Tier 1 Capital of at least 3% of adjusted quarterly average assets, although the Federal Reserve Board may require a higher ratio depending upon the rating of the bank holding company and its expected growth. Regulations issued by the FDIC to implement the 1991 legislation referred to above establish five levels of capitalization for banks; any bank with a Tier 1 Capital ratio of 6%, Total Capital ratio of 10% and a leverage ratio of 5% is considered to be "well capitalized." As of December 31, 1995 the Corporation's leverage ratio was 6.28%, and all of the Subsidiary Banks had leverage ratios exceeding 5.00%.

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


ITEM 2. PROPERTIES

The Corporation and its Subsidiaries occupied, as of December 31, 1995, 1,267 premises in 13 western states, which consisted primarily of bank buildings. On that date, 617 premises were owned, 543 premises were leased, and the remaining 107 premises were owned in part and leased in part. In addition, the Subsidiary Banks have 1,796 ATM locations. The Corporation's headquarters are in Los Angeles, California.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

No matters were submitted to security holders during the fourth quarter of the year ended December 31, 1995.

			     PART II


ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

(a)  $2 par value Common Stock

The below listed information contained in the Annual Report to Shareholders for the year ended December 31, 1995, with respect to the Corporation's $2 par value Common Stock is incorporated herein by reference:

						Page
						----
	Principal United States Market          Inside back-cover
	Sales Prices                            32
	Dividends Paid                          32

As of February 29, 1996, there were 23,486 holders of record of the Corporation's $2 par value Common Stock.


ITEM 6. SELECTED FINANCIAL DATA

Consolidated  Balance  Sheets  and  Consolidated  Statements   of
Operations  on  pages  56  and  57  of  the  Annual   Report   to
Shareholders   for  the  year  ended  December   31,   1995   are
incorporated herein by reference.


ITEM   7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's  Discussion  & Analysis 1993  -  1995  on  pages  10 through 33 of the Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference.

Subsequent Events:

On January 24, 1996, the Corporation and Wells Fargo & Company (Wells Fargo) announced that they had reached a definitive agreement to merge the two companies, with Wells Fargo as the surviving corporation in the merger. Under the terms of the merger agreement, the Corporation's stockholders will receive a tax-free exchange of two-thirds of a share of Wells Fargo Common Stock for each share of the Corporation's Common Stock. Based on Wells Fargo's closing price of $217.25 on January 19, 1996, the last trading day before January 21, 1996, the day on which the Corporation and Wells Fargo reached agreement on the Exchange Ratio to be included in the merger agreement, this exchange ratio represents a price of $144.83 for each share of the Corporation's Common Stock. The combined board of directors will consist of the existing members of Wells Fargo's board and seven directors from the Corporation's board.



The stockholders of Wells Fargo and the Corporation, at their respective special meetings of stockholders on March 28, 1996, approved the merger agreement and the transactions contemplated thereby. The effective time of the merger is expected to be 12:01 a.m. on April 1, 1996.

Concurrent with its entering into the merger agreement with Wells Fargo, the Corporation terminated its November 5, 1995 merger agreement with First Bank System, Inc. An overall settlement agreement was entered into among the Corporation, First Bank System and Wells Fargo. Under the terms of the settlement agreement, the Corporation agreed to pay First Bank System a termination fee of $125 million and an additional termination fee of $75 million upon closing of its merger with Wells Fargo. These payments are being made in full satisfaction of the Corporation's obligations under the stock option and fee agreements entered into as part of its November 5, 1995 merger agreement with First Bank System. In addition, all litigation among the parties related to efforts to merge with the Corporation has been settled.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant included in the Annual Report to Shareholders for the year ended
December 31, 1995 are incorporated herein by reference:

Consolidated Financial Statements of First Interstate Bancorp and
Subsidiaries:
    Consolidated Balance Sheet
		- December 31, 1995 and 1994
    Consolidated Statement of Operations
		- Years Ended December 31, 1995, 1994 and 1993 Consolidated Statement of Cash Flows
		- Years Ended December 31, 1995, 1994 and 1993
    Statement of Shareholders' Equity
		- Years Ended December 31, 1995, 1994 and 1993 Notes to Consolidated Financial Statements
    Report of Ernst & Young LLP, Independent Auditors

Summary of Quarterly Results on page 33 of the Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference.
















The below listed financial data contained in the Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference:
								Page
								----

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential:
  Average balance sheets and net interest earnings              58-59
  Change in interest income and expense                         11
Investment Portfolio:
  Investment types                                              41
  Maturities and yields                                         15-16
  Investment concentrations                                     25
Loan Portfolio:
  Loan types                                                    42-43
  Maturities and sensitivity                                    14-15
Risk Elements:
  Nonaccrual, past due and restructured loans                   29-30
  Potential problem loans                                       29-30
  Foreign outstandings                                          27
  Loan concentrations                                           26
Summary of Credit Loss Experience:
  Credit loss experience                                        27-28
  Allocation of allowance                                       28
Deposits:
  Average deposits                                              58-59
  Maturities of time certificates of deposit                    18
Return on Equity and Assets                                     55
Short Term Borrowings                                           43


ITEM  9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.
			     PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of directors

Shown below are names and ages of all directors with indication of all positions and offices with the Corporation. Directors are elected to serve until the succeeding Annual Meeting of Stockholders. All of the directors, with the exception of Harold
M. Messmer, Jr., were elected to their respective terms of office at the last Annual Meeting of Stockholders. There were no arrangements or understandings between any director and any other person pursuant to which such director was selected as a director of the Corporation.

							    Director
	Name                Age   Current Office or Title     Since
- ----------------------------------------------------------------------

  John E. Bryson            52           Director             1991

  Edward M. Carson          66           Director             1985

  Dr. Jewel Plummer Cobb    72           Director             1985

  Ralph P. Davidson         68           Director             1987

  Myron Du Bain             72           Director             1983

  Don C. Frisbee            72           Director             1985

  George M. Keller          72           Director             1974

  Thomas L. Lee             53           Director             1993

  Harold M. Messmer, Jr.    50           Director         October 1995

  Dr. William F. Miller     70           Director             1980

  Dr. Steven B. Sample      55           Director             1991

  Forrest N. Shumway        69           Director             1982

  Richard J. Stegemeier     67           Director             1989

  Daniel M. Tellep          64           Director             1991

  William E. B. Siart       49     Director, Chairman of      1990
				   the Board and Chief
				   Executive Officer

  William S. Randall        55     Director and President   April 1995



(b)  Identification of executive officers

Shown below are names and ages of all executive officers with indication of all positions and offices with the Corporation. There were no arrangements or understandings between any executive officer and any other person pursuant to which such executive officer was selected as an executive officer of the Corporation.

	Name              Age           Office or Title
- -------------------------------------------------------------------------

  William E. B. Siart      49     Director, Chairman of the Board and
				   Chief Executive Officer

  William S. Randall       55     Director and President

  Bruce G. Willison        47     Vice Chairman - Manager, Corporate/
				  Commercial Banking and Institutional
				  and Corporate Trust/Trust Operations,
				  and Chairman, President and Chief
				  Executive Officer, First Interstate
				  Bank of California

  Linnet F. Deily          50     Chief Executive Officer - Manager,
				  Retail Banking and Personal Trust
				  and Private Client Services, and
				  Chairman, President and Chief
				  Executive Officer, First Interstate
				  Bank of Texas, N.A.

  David S. Belles          58     Executive Vice President and Controller

  William J. Bogaard       57     Executive Vice President and
				   General Counsel

  Theodore F. Craver, Jr.  44     Executive Vice President and Treasurer

  Daniel R. Eitingon       50     Executive Vice President - Technology
				  Banking

  Lillian R. Gorman        42     Executive Vice President -
				   Human Resources

  Robert E. Greene         54     Executive Vice President and
				   Chief Credit Officer

  Steven L. Scheid         42     Executive Vice President - Principal
				  Financial Officer

  Richard W. Tappey        55     Executive Vice President - Banking
				  Services


 (c)  Family relationships

There is no family relationship between any director or executive officer of the Corporation.

(d)  Business experience

The following section briefly describes the business experience for at least the past five years for each director and executive officer.


John E. Bryson, Chairman of the Board and Chief Executive Officer, Edison International (formerly SCEcorp) and Southern California Edison Company. Mr. Bryson joined Southern California Edison Company in 1984. In 1990, he was elected Chairman of the Board and Chief Executive Officer of SCEcorp and Southern California Edison Company. Immediately prior to joining Southern California Edison in 1984, Mr. Bryson was a partner in the law firm of Morrison & Foerster. He served as President of the California Public Utilities Commission from 1979 through 1982. Mr. Bryson is also a Director of The Times Mirror Company and The Boeing Company, and is a Trustee of Stanford University. He serves as Chairman of the California Business Roundtable.

Edward M. Carson, Chairman of the Board and Chief Executive Officer, Retired, First Interstate Bancorp. Mr. Carson served as Chairman of the Board of First Interstate Bancorp from June 1990 to May 1995 and as Chief Executive Officer from June 1990 through December 1994. Prior to that time he was President of First Interstate Bancorp from February 1985 to May 1990, and President and Chief Executive Officer of First Interstate Bank of Arizona, N.A., from October 1977 to January 1985. Mr. Carson is also a Director of Terra Industries Inc., Aztar Corporation, Automobile Club of Southern California and Castle & Cooke.

Dr. Jewel Plummer Cobb, President Emerita, California State University, Fullerton and Trustee Professor of California State University, Los Angeles. Dr. Cobb has taught at a number of colleges and universities, including Connecticut College and Rutgers University's Douglass College. In October 1981, she became President of California State University, Fullerton. Dr. Cobb retired as President in August 1990, and is a Trustee Professor of California State University. Dr. Cobb is also a Director of Georgia-Pacific Corporation. In addition, she serves as a member of the National Institute of Medicine of the National Academy of Sciences, a Fellow of the New York Academy of Sciences, a Trustee of the California Institute of Technology, and a member of the Board of Drew University of Medicine and Science.

Ralph P. Davidson, Former Chairman, The John F. Kennedy Center for the Performing Arts. Mr. Davidson joined Time Inc. in 1954, and after several European assignments, he became a Vice President of Time Inc. and was named Publisher of TIME in 1972. In 1980 Mr. Davidson was elected a Director of Time Inc. and became Chairman of the Board later that year. He served as Chairman until September 1986, when he became Chairman of the Executive Committee of Time's Board of Directors. Mr. Davidson retired from Time Inc. in December 1987. He became President of The John F. Kennedy Center for the Performing Arts in November 1987 and served as Chairman from August 1988 to May 1990. Mr. Davidson is also a Director of Kelley Oil Corp., and is Trustee of The John F. Kennedy Center for the Performing Arts. He serves as a Director of the Phoenix House, a drug rehabilitation center, and as Chairman of People's House, a charitable organization in Washington, D.C.

Myron Du Bain, Chairman and Chief Executive Officer, Retired, Fireman's Fund Corporation. Mr. Du Bain was Chairman of the Board of SRI International from December 1985 to December 1989, and was President and Chief Executive Officer of Amfac, Inc. from 1983 to September 1985. Prior to that time Mr. Du Bain was Chairman of the Board, President and Chief Executive Officer of Fireman's Fund Insurance Companies from 1975 to 1981 and Chairman and Chief Executive Officer of Fireman's Fund Corporation from 1981 to 1982. Mr. Du Bain is also a Director of Scios Nova Inc., Transamerica Corporation and SRI International. He serves as Chairman of the Board of the James Irvine Foundation and is a Director of the San Francisco Opera Association.

Don C. Frisbee, Chairman Emeritus, PacifiCorp (public utility). Mr. Frisbee served as Chairman and Chief Executive Officer of PacifiCorp from December 1972 until January 1, 1989, when he retired as Chief Executive Officer. He retired as Chairman and Director on February 9, 1994. He is also a Director of Standard Insurance Company and Weyerhaeuser Company. Mr. Frisbee serves as the Chairman of the Board of Trustees of Reed College.

George M. Keller, Chairman of the Board and Chief Executive Officer, Retired, Chevron Corporation (Petroleum products). Mr. Keller joined Chevron in 1948 and was elected a Director in 1970, Vice Chairman in 1974 and Chairman in May 1981. He retired from Chevron on January 1, 1989. Mr. Keller served as Chairman of the Board of SRI International from January 1990 until December 1993, and continues to serve as a Director. He is also a Director of The Boeing Company, McKesson Corporation, Metropolitan Life Insurance Company and The Chronicle Publishing Company.

Thomas L. Lee, Chairman and Chief Executive Officer, The Newhall Land and Farming Company (planned community development and agriculture). Mr. Lee has been Chairman and Chief Executive Officer of The Newhall Land and Farming Company since 1989. He joined Newhall Land in 1970, serving in various positions with residential, commercial and industrial real estate operations while developing the new town of Valencia, California. From 1985 to 1987 he was President and Chief Executive Officer, and he served as President and Chief Executive Officer from 1987 until elected to his present position in 1989. Mr. Lee is also a Director of CalMat Co. He is a Director of the Los Angeles Area Chamber of Commerce and served as its Chairman in 1994. He also is a Member of the California Business Roundtable and the Urban Land Institute and serves as a Trustee of the California Institute of the Arts.

Harold M. Messmer, Jr., Chairman and Chief Executive Officer, Robert Half International Inc. Mr. Messmer is currently Chairman and Chief Executive Officer of Robert Half International Inc., which he joined in 1986. Prior to joining Robert Half International, Mr. Messmer was president of Pacific Holding Corporation, a diversified company with operations in agribusiness, textiles and other product areas and also served as president and then chief executive officer of Pacific Holding's largest subsidiary, Cannon Mills Company, from 1982 to 1985. He is also a Director of Airborne Freight Corporation, Pacific Enterprises and its subsidiary, Southern California Gas Company, and Spieker Properties, Inc.

Dr. William F. Miller, Professor of Public and Private Management, Stanford University, President Emeritus, SRI International (Research institute). Dr. Miller retired as President and Chief Executive Officer of SRI International in December 1990. Prior to joining SRI International in September 1979, he served as Vice President and Provost of Stanford University from 1971 to 1979. Dr. Miller is now Professor of Public and Private Management in the Graduate School of Business of Stanford University. He serves as Chairman of the Board of Borland International, Inc. He is also a Director of Pacific Gas & Electric Co., Varian Associates, Inc., and Scios Nova Inc. Dr. Miller also serves as Vice Chairman of the Board of Smart Valley, Inc. and Chairman of the Board of the Management Institute for the Environment and Business. He is a Director for the Center for Excellence in Non-profits and the Joint Venture Silicon Valley Network.

Dr.   Steven   B.  Sample,  President,  University  of   Southern
California. Prior to joining the University of Southern California in 1991 as President, Dr. Sample spent nine years as President of the State University of New York at Buffalo. He has taught electrical engineering at several universities, and holds a number of patents. Dr. Sample is also a Director of the Regenstrief Institute, the Presley Companies, Western Atlas Corp., Rebuild L.A. and Los Angeles Annenberg Metropolitan Project.

Forrest N. Shumway, Former Vice Chairman and Chairman of the Executive Committee, Allied Signal Inc. (multi-industry company). Mr. Shumway formerly was Vice Chairman and Chairman of the Executive Committee of Allied Signal Inc. Prior to the combination of Allied Corporation and The Signal Companies, Inc. in 1985, he was President, Chairman of the Board and Chief
Executive Officer of The Signal Companies for 20 years. Mr. Shumway is also a Director of Aluminum Company of America, American President Companies, Ltd., The Clorox Company and Transamerica Corporation.

Richard J. Stegemeier, Chairman Emeritus, Unocal Corporation (energy resources). Mr. Stegemeier served as Chairman of Unocal Corporation from April 1989 to May 1995, and was Chief Executive Officer from July 1988 through April 1994; he was also President from July 1988 through May 1992. From December 1985 through June 1988, he was president and Chief Operating Officer, and prior to that time, he served as Senior Vice President. Mr. Stegemeier is also a Director of Outboard Marine Corporation, Foundation Health Corporation, Northrop Grumman Corporation and Halliburton Company.

Daniel M. Tellep, Chairman of the Board, Officer Lockheed Martin Corporation (aerospace). Mr. Tellep joined Lockheed in 1955 and served as President of Lockheed Missiles & Space Company, Inc. a wholly-owned subsidiary of Lockheed, from 1984 to 1988. He also served as Group President-Missiles and Space Systems from 1986 to 1988. From August 1988 to December 1988, Mr. Tellep served as President of Lockheed Corporation, and was elected Chairman of the Board and Chief Executive Officer on January 1, 1989. He has held the sole title of Chairman of the Board since January 1996. He is also a Director of Edison International and Southern California Edison Company.

William E.B. Siart, Chairman of the Board and Chief Executive Officer, First Interstate Bancorp. Mr. Siart was elected Chief Executive Officer effective January 1, 1995 and Chairman of the Board of Directors effective May 1, 1995. He served as President of First Interstate Bancorp from June 1, 1990 until May 1, 1995. He was Chairman, President and Chief Executive Officer of First Interstate Bank of California from December 1985 to January 1991.

William S. Randall, President, First Interstate Bancorp. Mr. Randall was elected President of First Interstate Bancorp effective May 1, 1995 and Chief Operating Officer from January 1, 1995 until his election as President. He served as Chief Executive Officer of the Southwest Region from September 1991 to December 1994. He was Chairman, President and Chief Executive Officer of First Interstate Bank of Arizona, N.A. from January 11, 1990 to December, 1994. He was previously Chairman, President and Chief Executive Officer of First Interstate Bank of Washington, between July 1985 and January 1990.

Bruce G. Willison was elected Vice Chairman of the corporation effective May 1, 1995 . He was appointed Chief Executive Officer of the California Region in September 1991. He was elected Chairman, President, and Chief Executive Officer of First Interstate Bank of California on February 1, 1991 and previously was Chairman and Chief Executive Officer of First Interstate Bank of Oregon, N.A. between January 1986 and February 1991.

Linnet F. Deily was appointed Manager, Retail Banking and Personal Trust and Private Client Services in January 1996. She was appointed Chief Executive Officer of the Texas Region in September 1991 and elected Chairman of First Interstate Bank of Texas in November 1991. She was elected President and Chief Executive Officer of First Interstate Bank of Texas on January 1, 1991, having served as President and Chief Operating Officer since November 1988.

David S. Belles was elected Executive Vice President and Controller effective September 1994, having assumed responsibility for the management of the Corporate Controller's Group in June 1994. He previously served as Chief Financial Officer of the Northwest Region.

William  J.  Bogaard  was elected Executive  Vice  President  and
General Counsel in September 1982.

Theodore F. Craver, Jr., was elected Executive Vice President and
Treasurer  in  September  1991.  He was  elected  Executive  Vice
President  and Chief Financial Officer of First Interstate  Bank,
Ltd. in June 1988.

Daniel R. Eitingon was elected Executive Vice President in 1989 and currently heads the Technology Banking Group. Prior to his current position he was Executive Vice President and head of California Retail Banking. He joined First Interstate Bank in 1986 as Project Manager of Branch of the Future.

Lillian R. Gorman was elected Executive Vice President in January 1994. She has served as Human Resources Director since October 1990. She was named Director of First Interstate Bank of California's Human Resources Division in 1986 and became a Senior Vice President in 1987. Between 1985 and 1989, she was Manager of Human Resources Strategic Planning at First Interstate Bancorp.

Robert  E. Greene was elected Executive Vice President and  Chief
Credit Officer in October 1987.

Steven L. Scheid was elected Executive Vice President, Financial Planning and Analysis, in May 1994 and is currently responsible for the Finance function for the Corporation; he was appointed Principal Financial Officer in January 1996. He was first elected an Executive Vice President of the Corporation in October 1994. From 1990 to 1994 he was Executive Vice President and Chief Financial Officer of First Interstate Bank of Texas.

Richard W. Tappey was elected Executive Vice President in July, 1991. He was Executive Vice President and head of the Banking Service Group of First Interstate Bank of California from July 1990, and previously held various management positions with First Interstate Bank of California since joining the bank in January 1961.


ITEM 11. EXECUTIVE COMPENSATION

(a)  Summary of cash and certain other compensation

The following table sets forth the compensation for the Chief Executive Officer of the Corporation and the four most highly compensated executive officers of the Corporation (other than the Chief Executive Officer) who served as executive officers on December 31, 1995:

					       Summary Compensation Table

										    Long-Term Compensation
									    -------------------------------------
										    Awards             Payouts
									    -----------------------  ------------
											 Securities
									    Restricted   Underlying
				  Annual Compensation        Other Annual     Stock       Options/                  All Other
Name and Principal             ----------------------------  Compensation     Awards        SARs        LTIP       Compensation
    Position             Year  Salary ($)(1)   Bonus ($)(2)     ($)(3)         ($)         (#)(4)     Payouts ($)     ($)(5)
- -------------------------------------------------------------------------------------------------------------------------------
William E.B. Siart       1995  $    720,000    $  1,296,000       --            --         45,000        --         $    23,364
Chairman of the          1994       629,500         930,000       --            --         30,000        --              19,638
Board (6)                1993       645,358         836,000       --            --         45,000        --              18,556

William S. Randall       1995       520,008         715,011       --            --         30,000        --              18,735
President (7)            1994       440,852         498,400       --            --         17,000        --              14,530
			 1993       453,833         453,000       --            --         20,000        --              22,839

Bruce G. Willison        1995       450,000         495,000       --            --         16,000        --              14,608
Vice Chairman (8)        1994       430,833         513,300       --            --         17,000        --              11,420
			 1993       405,833         455,000       --            --         20,000        --              25,057

James J. Curran          1995       395,004         430,554       --            --         16,000        --              14,637
Manager, Corporate       1994       375,004         444,600       --            --         17,000        --              12,877
Commercial Banking       1993       374,200         395,000       --            --         20,000        --              11,383
and Institutional and
Corporate Trust/
Trust Operations (9)

Linnet F. Deily          1995       360,000         439,200       --            --         16,000        --              11,545
Manager, Retail          1994       345,000         429,525       --            --         17,000        --              10,931
Banking and              1993       300,000         300,000       --            --         20,000        --              12,501
Personal Trust and
Private Client
Services (10)


(1) Included in this column are the salaries and directors' fees paid for services rendered to the Corporation's subsidiaries before any salary reduction for contributions to the Corporation's Employee Savings Plan under section 401 (k) of the Internal Revenue Code of 1986, as amended (the "Code"), and salary reductions for contributions for welfare plan coverage under section 125 of the Code.

(2)   The bonus amounts are payable pursuant to the Corporation's
Executive Incentive Plan, Regional Executive Incentive  Plan  and
1991 Performance Stock Plan, as applicable. This column reflects amounts awarded, even if deferred.

(3) Amounts which total the lesser of $50,000 or 10% of the total annual salary and bonus for the named executive officer have been omitted.

(4) No tandem Stock Appreciation Rights ("SARs") have been granted since 1991, and no freestanding SARs have ever been granted.

(5) The total amounts shown in this column for 1995 consist of the following: (i) Mr. Siart, $21,600 for matching Corporation contributions under the Employee Savings Plan and Supplemental Savings Plan; $1,492 for the benefit attributable to payments of premiums on universal life insurance; and a tax gross-up amount of $272 relating to brokerage fees on stock option exercises;
(ii) Mr. Randall, $15,600 for matching Corporation contributions under the Employee Savings Plan and Supplemental Savings Plan; $2,090 for the benefit attributable to payments of premiums on universal life insurance; and a tax gross-up amount of $1,045 relating to brokerage fees on stock option exercises; (iii) Mr. Willison, $13,425 for matching Corporation contributions under the Employee Savings Plan and Supplemental Savings Plan; $819 for the benefit attributable to payments of premiums on universal life insurance; and a tax gross-up amount of $364 relating to brokerage fees on stock option exercises; (iv) Mr. Curran, $11,775 for matching Corporation contributions under the Employee Savings Plan and Supplemental Savings Plan; $2,747 for the benefit attributable to payments of premiums on universal life insurance; and a tax gross-up amount of $115 relating to brokerage fees on stock option exercises; and (v) Mrs. Deily, $10,725 for matching Corporation contributions under the Employee Savings Plan and Supplemental Savings Plan; and $820 for the benefit attributable to payments of premiums on universal life insurance. The Corporation has purchased universal life insurance policies on the lives of the named executives, who have no immediate right to receive the cash surrender value of the policies and may never have any right to receive the cash surrender value. If, and only if, certain conditions are met, will the executive become vested in the cash surrender value. An executive's benefits under various deferred compensation plans will be reduced dollar for dollar by the amount of the cash surrender value of the policy at the time it vests. The premiums paid on the policies are designed to produce a cash surrender value which is less than the accrued benefits under the various plans.

  (6)   Mr.  Siart  was named as Chief Executive Officer  of  the
Corporation on January 1, 1995, and was elected Chairman of the Board of Directors on May 1, 1995.

(7) Mr. Randall became Chief Operating Officer of the Corporation on January 1, 1995 and was named President of the Corporation on May 1, 1995. He was Chief Executive Officer, Southwest Region, through December 31, 1994, and also served as Chairman of the Board, President and Chief Executive Officer of First Interstate Bank of Arizona through December 31, 1994.

(8)   Mr.  Willison also serves as Chairman, President and  Chief
Executive Officer of First Interstate Bank of California.

(9)    Mr.   Curran's  position  includes  serving  as  Chairman,
President and Chief Executive Officer of First Interstate Bank of
Oregon,  and  Chief  Executive Officer  and  President  of  First
Interstate Banks of Idaho, Montana, and Washington.

(10) Mrs. Deily's position includes serving as Chairman, President and Chief Executive Officer of First Interstate Bank of
Texas.

 (b) Option/SAR Grants Table

The following tables summarize grants of options and exercises of options to purchase Common Stock during 1995 to or by the executive officers of the Corporation named in the Summary Compensation Table above, and the grant date present value of options held by such persons at the end of 1995. All outstanding SARs were surrendered by the executive Officers of the Corporation in 1993, and no SARs were granted during 1995.

		       Option/SAR Grants in Last Fiscal Year (1995)

		      Number of      % of Total
		      Securities    Options/SARs   Exercise or
		      Underlying     Granted to     Base Price                Grant Date
		     Options/Sars   Employees in    Per Share   Expiration   Present Value
      Name          Granted (#)(1)   Fiscal Year    ($/Share)      Date           (2)
- ------------------------------------------------------------------------------------------
William E.B. Siart      45,000           5.1%        $ 80.375      2/14/05       $ 706,950
William S. Randall      30,000           3.4           80.375      2/14/05         471,300
Bruce G. Willison       16,000           1.8           80.375      2/14/05         251,360
James J. Curran         16,000           1.8           80.375      2/14/05         251,360
Linnet F. Deily         16,000           1.8           80.375      2/14/05         251,360


(1) Options were granted under the 1991 Performance Stock Plan, which provides for the granting of options at an option exercise price of 100% of the fair market value of the stock on the date of grant. Options granted in 1995 were exercisable beginning 12 months after the grant date, with 25% of the shares covered thereby becoming exercisable at that time and with an additional 25% of the option shares becoming exercisable on each successive anniversary date, with full vesting occurring on the fourth anniversary date. The Plan provides that in the event of a change in control of the Corporation, stock options become immediately exercisable to their full extent. The approval of the merger agreement between the Corporation and Wells Fargo & Company by the stockholders of the Corporation on March 28, 1996, constituted a change in control, and each stock option became immediately exercisable.

(2) Present market value determinations were made using the Black-Scholes options pricing model. There is no assurance that any value realized by optionees will be at or near the value estimated by that model. The ultimate values of the options will depend on the future market price of the Common Stock, which can not be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend upon the excess, if any, of the market value of the Common Stock on the date the option is exercised over the exercise price of the option. The assumptions and calculations used for the model were provided to the Corporation by an independent consulting firm. The estimated grant date present value under the Black-Scholes model is based on the following assumptions and adjustments: an exercise price of $80.375 per share, equal to the fair market value of the underlying stock on the date of grant; dividends at the rate of $3.00 per share, representing the annualized dividends paid on a share of Common Stock at the date of grant; a stock price volatility of 23.453%, calculated using daily stock prices for the one-year period prior to the grant date; an option term of 10 years; an interest rate of 7.47%, representing the interest rate on a U.S. Treasury security on the date of grant with a maturity date corresponding to that of the option term; and reductions of approximately 21.70% to reflect the probability of a shortened option term due to termination of employment prior to the option expiration date.


(c)    Aggregated   Option/SAR  exercises  and  fiscal   year-end
  option/SAR value table

		    Aggregated Option/SAR Exercises in Last Fiscal Year  (1995)
			       and Fiscal Year-End Option/SAR Values

						 Number of Securities
						Underlying Unexercised         Value of Unexercised
		      Shares                         Options/SARs            In-the-Money Options/SARs
		     Acquired       Value      at Fiscal Year-End (#)(3)     at Fiscal Year-End ($)(4)
		    on Exercise    Realized   --------------------------    --------------------------
     Name             (#)(1)        ($)(2)    Exercisable  Unexercisable    Exercisable  Unexercisable
- ------------------------------------------------------------------------------------------------------
William E.B. Siart       4,000   $  132,000       164,750        101,250    $15,622,531     $7,153,594
William S. Randall      75,815    6,157,336        15,435         52,750      1,230,164      3,499,594
Bruce G. Willison       13,500    1,193,750        77,750         43,750      7,241,781      3,146,344
James J. Curran         19,000    2,027,500        45,750         43,250      4,242,719      3,096,781
Linnet F. Deily            600       16,275        68,250         42,750      6,472,281      3,047,219


(1) No tandem SARs have been granted since 1991, and no freestanding SARs have ever been granted. All unexercised SARs were surrendered in 1993.

(2) Value is based upon the difference between the market value at the date of exercise and the exercise price.

(3) In the event of a change in control of the Corporation, stock options become immediately exercisable to their full extent. The approval of the merger agreement between the Corporation and Wells Fargo & Company by the stockholders of the Corporation on March 28, 1996, constituted a change in control, and each stock option became immediately excercisable.

(4) Value is based upon the difference between the market value at the end of 1995 and the exercise price.



(d)  Pension plans

The following table indicates the estimated annual benefit payable to a covered participant at normal retirement age under The Retirement Plan for Employees of First Interstate Bancorp and its Affiliates ("Retirement Plan") based on covered compensation and years of service with the Corporation and its subsidiaries.
The table includes benefits under the Corporation's Excess Benefit Retirement Plan ("Excess Plan") and Supplemental Executive Retirement Plan ("SERP"), both of which are unfunded. The Excess Plan provides benefits that would otherwise be denied a participant by reason of certain Internal Revenue Code limitations on the Retirement Plan. The SERP covers a select group of management who have attained age 55 and supplements the basic Retirement Plan by including bonuses in the definition of covered compensation.

			 Pension Plan Table

			       Years of Service (1)
	     -------------------------------------------------------
Remuneration   15 Years   20 Years   25 Years   30 Years    35 Years
- --------------------------------------------------------------------
  $  300,000     83,555    111,407    139,259    167,111     194,963
     400,000    112,055    149,407    186,759    224,111     261,463
     500,000    140,555    187,407    234,259    281,111     327,963
     600,000    169,055    225,407    281,759    338,111     394,463
     700,000    197,555    263,407    329,259    395,111     460,963
     800,000    226,055    301,407    376,759    452,111     527,463
     900,000    254,555    339,407    424,259    509,111     593,963
   1,000,000    283,055    377,407    471,759    566,111     660,463
   1,100,000    311,555    415,407    519,259    623,111     726,963
   1,200,000    340,055    453,407    566,759    680,111     793,463
   1,300,000    368,555    491,407    614,259    737,111     859,963
   1,400,000    397,055    529,407    661,759    794,111     926,463

(1) The maximum number of years of service that may be credited under the pension plans is 35.

The compensation covered by the pension plans for the individuals named in the Summary Compensation Table includes basic monthly salary or wage rate and certain bonuses described in the Summary Compensation Table and excludes director's fees, amounts paid for life insurance premiums, matching amounts under the Corporation's Employee Savings Plan and imputed income. The remuneration of a participant is an average of the compensation (as stated in the Summary Compensation Table) covered by such plans for the five of the last ten calendar years of the participant's employment with the Corporation for which such average is highest. The remuneration covered by the pension plans for Mr. Siart is $598,000; Mr. Randall, $833,686: Mr. Willison, $406,000; Mr.
Curran, $633,799; and Mrs. Deily, $313,000. The credited service in full years for Mr. Siart is 17 years; Mr. Randall, 26 years; Mr. Willison, 16 years; Mr. Curran, 18 years; and Mrs. Deily, 14 years. The benefits shown in the table are computed on a single-life annuity basis are not reduced or adjusted for receipt of Social Security benefits or other offset amounts.


(e)  Compensation of directors

Directors who are salaried officers of the Corporation receive no fees as directors of the Corporation. All other directors are paid an annual retainer for Board service of $20,000, an additional $6,000 which is deferred in stock units, and an attendance fee of $1,300 and $1,000 for each Board and committee meeting attended, respectively. Directors are also reimbursed for any expenses incurred in connection with attendance at regular or special meeting of the Board or any of its committees. The Chairman of the standing committees are paid an additional $5,000 annual retainer. The Corporation has a standard arrangement pursuant to which directors may elect to defer all or part of their directors' fees into either cash or stock units. During 1995 Messrs. Bryson, Du Bain, Keller and Dr. Sample deferred the annual retainer and all attendance fees.

The Corporation adopted the First Interstate Bancorp Retirement Plan for Directors, effective January 1, 1988, to provide retirement benefits to eligible directors who have not served as directors while being employed by the Corporation or any of its subsidiaries, and who retire from Board service with at least five years of service as a director. Each eligible director is entitled to an annual retirement benefit equal to the annual retainer for directors as in effect at the time of the eligible director's resignation or retirement, or the director may elect, not less than one year prior to retirement, to receive a lump sum payment upon retirement. Upon attainment of the later of age 65 or retirement, an eligible director will receive one year of retirement payments for each year of service as an outside director, with a maximum payment period of 20 years and with certain spousal rights in the event of death.

The First Interstate 1991 Director Option Plan ("Director Plan") was authorized by the Board of Directors on October 15, 1990, and approved by the Corporation's stockholders on April 19, 1991. A total of 200,000 shares of Common Stock has been reserved for issuance under the Director Plan, which provides for the non-discretionary granting of non-qualified options to purchase Common Stock to directors who have not served as directors while being employed by the Corporation or any of its subsidiaries. Each option grant is excercisable in its entirety one year from its date of grant. The Director Plan is designed to operate automatically and not require administration. To the extent that administration is necessary, the Director Plan is administered by the Compensation Committee of the Board of Directors. The purchase price of the Common Stock covered by each option is 100% of the fair market value of the stock on the date of the option grant. The options are generally non-transferable. Each option has a termination date, but in any event, all options granted under the Director Plan terminate upon the first to occur of the following events: (i) the expiration of ten years from the date the option is granted; (ii) the expiration of three months from the date an optionee ceases to serve as a director for any reason other than death, disability or retirement eligibility; (iii) the expiration of one year from the date an optionee ceases to serve as a director of the Corporation because of disability or death; (iv) the expiration of three years from the date an optionee ceases to serve as a director of the Corporation if the director is eligible for retirement benefits under the First Interstate Bancorp Retirement Plan for Directors; or (v) the termination of the Director Plan pursuant to its terms. Upon first being elected, each eligible director is awarded an option to purchase 5,000 shares of Common Stock. Thereafter, on the first business day following each annual stockholders meeting of the Corporation, each eligible director is granted an option to purchase 1,000 shares of Common Stock.



The Corporation purchased universal life insurance policies on the lives of outside directors, except for Messrs. Lee, Messmer and Davidson. The death benefits of the policies depend on the length of time a director has served and do not exceed $520,000. The Corporation will continue to pay the premium on such policies for the period the director remains a member of the Board. The directors have entered into "split-dollar" life insurance agreements which provide that a director will become fully entitled to the policy upon the occurrence of certain events, including continuation of service to a future date and resignation for good reason following a change in control. If a director becomes entitled to the policy, the cash value of the policy reduces the payment of benefits under the Directors' Retirement Plan and deferrals of director's fees. During 1995, the directors covered by these insurance agreements received imputed income ranging from $60 to $3,357 and tax gross-up amounts ranging from $118 to $6,536 relating to such imputed income. The varying amounts were due to factors such as the directors age and length of service.

(f)  Employment agreements

In January 1995, the Corporation entered into amended and restated employment agreements with certain of its key executives which are designed to encourage them to remain employees of the Corporation by providing them with greater security. Similar agreements have been entered into between some of the
Corporation's bank subsidiaries and certain of their key executives. Messrs. Siart, Randall, Willison and Curran and Mrs. Deily are parties to such agreements.

Absent a change in control as defined in the agreements, the amended and restated employment agreements are continuous and generally may be terminated with 14 months' notice. The agreements, as amended, provide for liquidated damages equal to 24 months' base salary in the event that the executive is terminated for a non-allowable reason. Unless the Corporation decides otherwise, such damages are payable at the same time and in the same manner as if the executive had remained employed by the Corporation.

As defined in the agreements, as amended, a change in control occurs when any person or group becomes the beneficial owner of the Corporation's securities having 20% or more of the combined voting power of its then outstanding securities, when a majority of the Corporation's Board of Directors is replaced as a result of a contest for the election of directors, or upon the occurrence of certain mergers, acquisitions and other events.

In the event of a change in control, the term of the agreements, as amended, is extended to the date two years following the
change  in  control,  and  the  duties  of  executives  may   not
thereafter be modified. In addition, if an executive is terminated without cause, as defined in the agreements, after a change in control, such person is entitled to a payment equal to the sum of three times annual base salary and the highest bonus awarded in respect of the three years immediately preceding the year of a change in control, an amount equivalent to three additional years of participation in the Corporation's retirement plan, $30,000 to cover the cost of three years' health and welfare benefit plan coverage, and $30,000 to cover the cost of professional financial planning advice. A prorated portion of any bonus that may be accelerated as a result of a change in control will be deducted from the payment. Such a payment to an executive is payable as a cash lump sum within ten days following termination of employment.




(g)  Compensation committee interlocks and insider participation

During  1995,  the  Compensation Committee of  the  Corporation's
Board  of  Directors  consisted  of  Messrs.  Keller  (Chairman),
Bryson, Stegemeier and Tellep.

The Corporation instituted an executive loan program on January 14, 1991 to provide fixed rate principal residence mortgage loans and general purpose loans at favorable rates to members of the Managing Committee of the Corporation. All loan requests under the executive loan program require the approval of the Chairman or the President of the Corporation and the Compensation Committee of the Board of Directors and are documented in accordance with standard requirements for loans made outside the program. Two of the individuals named in the Summary Compensation Table had loans under the program. Mr. Siart had a principal residence mortgage loan under the program, with a principal balance of $863,083 at December 31, 1995, a maximum balance during 1995 of $874,502 and an interest rate of 6.34%. Mr. Willison obtained a general purpose loan in 1994 under the program in the form of a floating rate instalment note in the principal amount of $150,000. The note had a maximum balance during 1995 and principal balance at December 31, 1995 of $150,000 with an interest rate of 7.00%. No other executive officers have loans under the program.

(e)  Compliance with section 16(a) of the Securities and Exchange
Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires the Corporation's executive officers and directors, and persons who own more than ten percent of a registered class of the Corporation's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

The Corporation believes that during 1995 it complied with all
Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners, except for the following reports. One report on Form 4 was filed late by Mr. Bryson, who inadvertently failed to report the purchase in 1995 of 500 shares of Common Stock by The Bryson Trust. A Form 4 reflecting the purchase was filed by him approximately four days after the due date. The initial Form 3 for Mr. Scheid was inadvertently filed by the Corporation on his behalf approximately seven days after the due date. The initial Form 3 for Mr. Wilson, Executive Vice President and Senior Credit Review Manager, was inadvertently filed by the Corporation on his behalf approximately two months after the due date. Mr. Wilson ceased being subject to Section 16(a) filing requirements in January 1996.


ITEM  12.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT

(a)  Security ownership of certain beneficial owners

The following entities are the only stockholders known to the Corporation to be the beneficial owners of more than 5% of the Corporation's equity securities outstanding at December 31, 1995:

						  Amount and
						  Nature of
 Title of          Name and Address of            Beneficial     Percent
  Class             Beneficial Owner              Ownership      of Class
- -------------------------------------------------------------------------

  Common          Oppenheimer Group, Inc.         5,847,179 (1)     7.64%
  Stock             Oppenheimer Tower,
		  World Financial Center
		    New York, NY 10281

  Common     DI Associates and KKR Associates     6,131,693 (2)     8.01%
  Stock      c/o Kohlberg Kravis Roberts & Co.
		    9 West 57th Street
		    New York, NY 10019


(1) This information is based upon a Schedule 13G dated February 1, 1996 filed with the Securities and Exchange Commission ("SEC") by Oppenheimer Group, Inc. ("Group"), as parent holding company on behalf of Oppenheimer & Co., L.P. and Group's subsidiary companies and/or certain investment advisory clients or discretionary accounts of such subsidiaries. Group does not have sole voting and dispositive power with respect to any of the shares, and has shared voting and dispositive power as to all of the shares. An investment advisory subsidiary, Oppenheimer Capital, has shared voting and dispositive power as to 5,847,179 of such shares, and sole voting and dispositive power as to none of the shares.

(2)  This information is based upon a Schedule 13D dated February
3,  1993  filed with the SEC jointly by DI Associates ("DI")  and
KKR  Associates  ("KKR").  DI   and  KKR  have  sole  voting  and
dispositive power as to all of the shares.


(b)  Security ownership by management

The following table sets forth the number of shares of each class of equity securities of the Corporation beneficially owned as of December 31, 1995 by each director and executive officer named in the Summary Compensation Table and by all directors and executive officers as a group, with the exception of Common Stock Option Shares which are reported as of February 23, 1996. Beneficial ownership is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or dispose of securities, regardless of any economic interest.

							      Total   Percent of
				Common    Common Stock        Common    Common
Name of Beneficial Owner (1)   Stock (2)  Option Shares (3)   Stock     Stock
- -------------------------------------------------------------------------------

  John E. Bryson (4)(5)           1,140             8,500      9,640      *
  Edward M. Carson (4)(6)        35,373           217,000    252,373      *
  Dr. Jewel Plummer Cobb          1,776             8,514     10,290      *
  James J. Curran (6)(7)         28,699            89,000    117,699      *
  Ralph P. Davidson               4,000            10,000     14,000      *
  Linnet F. Deily  (6)           12,418           111,000    123,418      *
  Myron Du Bain (4)              28,939            10,000     38,939      *
  Don C. Frisbee                    872             5,000      5,872      *
  George M. Keller (4)            5,896             7,000     12,896      *
  Thomas L. Lee                   1,300             7,000      8,300      *
  Harold M. Messmer, Jr.          1,000             5,000      6,000      *
  Dr. William F. Miller (4)       2,310            10,000     12,310      *
  William S. Randall (4)(5)(6)   48,200            68,185    116,385      *
  Dr. Steven B. Sample              500             8,500      9,000      *
  Forrest N. Shumway (4)          2,000            10,000     12,000      *
  William E.B. Siart (6)         42,831           266,000    308,831      *
  Richard J. Stegemeier (4)       5,874             3,000      8,874      *
  Daniel M. Tellep                  500             9,000      9,500      *
  Bruce G. Willison (5)(6)(7)    31,479           121,500    152,979      *
  All directors and executive
  officers as a group
  (30 persons)
	   (4)(5)(6)(7)(8)(9)   335,149         1,340,273  1,675,422    2.21%


*  Represents less than 1% of the outstanding Common Stock.

(1) Subject to applicable community property and similar statutes, the person listed as beneficial owners of shares have sole voting and investment power with respect to such shares except as noted.

(2) Fractional shares resulting from participation in the Dividend Reinvestment and Stock Purchase Plan and the Employee
Savings Plan of First Interstate Bancorp have been rounded to the nearest whole share.

(3) Reflects the number of shares that could be purchased by exercise of options presently excercisable or excercisable within 60 days from February 23, 1996, under the Corporation's stock option plans.

(4) Includes the following shares of Common Stock held by a living or family trust formed by the named individual in which voting or investment power may be shared: Mr. Bryson, 500 shares; Mr. Carson, 34,125 shares; Mr. Du Bain, 23,839 shares; Mr. Keller, 5,896 shares; Dr. Miller, 2,310 shares; Mr. Randall, 37,956 shares; Mr. Shumway, 2,000 shares; and Mr. Stegemeier, 5,874 shares. Also includes 4,000 shares of Common Stock held in an Individual Retirement Account by Mr. Du Bain.

(5) Includes shares held jointly, or in other capacities, as to which in some cases beneficial ownership may be disclaimed.

(6) Includes the following shares held by the Trustee of the Employee Savings Plan in the accounts of Mr. Carson and the named executive officers as of December 31, 1995:

    Mr. Carson                                             887
    Mr. Siart                                           17,260
    Mr. Randall                                         10,244
    Mr. Willison                                         5,199
    Mr. Curran                                          13,846
    Mrs. Deily                                           1,053
    All executive officers as a group (16 persons)      61,649

(7) Includes the following performance units awarded pursuant to the 1991, 1992, 1993 and 1994 annual incentive plans and issued under the 1991 Performance Stock Plan (each performance stock unit represents one share of Common Stock):

    Mr. Willison                                         3,465
    Mr. Curran                                           3,005
    All executive officer as a group (16 persons)       12,362

The performance stock units are payable in Common Stock or cash upon the date specified by the executive officer, or if earlier, upon a change in control or at termination of employment. Additional performance unit credit will be received based on the value of dividends paid on the underlying performance stock units.

(8) Includes 123,944 shares of Common Stock held in living or family trusts in which voting or investment power may be shared.

(9) No directors or executive officers owned any shares of Series
F or Series G Preferred Stock of the Corporation.






(c)  Changes in control

On January 24, 1996, the Corporation and Wells Fargo & Company (Wells Fargo) announced that they had reached a definitive agreement to merge the two companies, with Wells Fargo as the surviving corporation in the merger. Under the terms of the merger agreement, the Corporation's stockholders will receive a tax-free exchange of two-thirds of a share of Wells Fargo Common Stock for each share of the Corporation's Common Stock. Based on Wells Fargo's closing price of $217.25 on January 19, 1996, the last trading day before January 21, 1996, the day on which the Corporation and Wells Fargo reached agreement on the Exchange Ratio to be included in the merger agreement, this exchange ratio represents a price of $144.83 for each share of the Corporation's Common Stock. The combined board of directors will consist of the existing members of Wells Fargo's board and seven directors from the Corporation's board.

The stockholders of Wells Fargo and the Corporation, at their respective special meetings of stockholders on March 28, 1996, approved the merger agreement and the transactions contemplated thereby. The effective time of the merger is expected to be 12:01 a.m. on April 1, 1996

Concurrent with its entering into the merger agreement with Wells Fargo, the Corporation terminated its November 5, 1995 merger agreement with First Bank System, Inc. An overall settlement agreement was entered into among the Corporation, First Bank System and Wells Fargo. Under the terms of the settlement agreement, the Corporation agreed to pay First Bank System a termination fee of $125 million and an additional termination fee of $75 million upon closing of its merger with Wells Fargo. These payments are being made in full satisfaction of the Corporation's obligations under the stock option and fee agreements entered into as part of its November 5, 1995 merger agreement with First Bank System. In addition, all litigation among the parties related to efforts to merge with the Corporation has been settled.




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1995 a number of the Corporation's subsidiary banks had loan transactions, in the ordinary course of business, with officers and directors of the Corporation. There were also, during 1995, a number of loan transactions in the ordinary course of business between the Corporation's subsidiary banks and associates of officers and directors of the Corporation. Except as described in "Compensation committee interlocks and insider participation" above, all of such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or present other unfavorable features.



			     PART IV


ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
FORM 8-K

(a) 1 - Financial Statements

The following consolidated financial statements of the Registrant included in the Annual Report to Shareholders for the year ended
December 31, 1995 are incorporated herein by reference in Item 8:

Consolidated Financial Statements of First Interstate Bancorp and
Subsidiaries:
    Consolidated Balance Sheet -
	December 31, 1995 and 1994
    Consolidated Statement of Operations -
	Years Ended  December 31, 1995, 1994 and 1993
    Consolidated Statement of Cash Flows -
	Years Ended  December 31, 1995, 1994 and 1993
    Statement of Shareholders' Equity -
	Years Ended December 31, 1995, 1994 and 1993
    Notes to Financial Statements
    Report of  Ernst & Young LLP, Independent Auditors

(a) 2 - Other Schedules

All other schedules to the consolidated financial statements of the Registrant required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a) 3 - Exhibits:

      (1) Dealer Agreement dated as of December 9, 1994 among Registrant and various dealers named therein (incorporated by reference to the Registrant's Form 8-K dated March 24, 1995)

      (2.1) Agreement and Plan of Merger dated as of November 5, 1995 by and between First Interstate Bancorp, First Bank System,Inc. and Eleven Acquisition Corp. (incorporated by reference to the Registrant's Form 8-K dated November 9, 1995)

      (2.2) Agreement and Plan of Merger dated as of January 23, 1996, by and between Wells Fargo & Company and First Interstate Bancorp, and Amendment dated as of February 23, 1996 (incorporated by reference to Exhibits 2.1 and 2.2 of Wells Fargo & Company's Form S-4 Registration Statement No. 33-64575)

      (3.1) Composite Certificate of Incorporation of Registrant incorporating all amendments filed prior to January 30, 1988 (incorporated by reference to the Registrant's Form 10-K filed in March, 1990)

      (3.2) By-laws of Registrant incorporating all amendments through May 1, 1995

      (4.1) Terms of Series F Preferred Stock (incorporated by reference to Registrant's Form S-3 Registration Statement No. 33-42889)

      (4.2) Terms of Series G Preferred Stock (incorporated by reference to Registrant's Form S-3 Registration Statement No. 33-47174)

      (4.3) Registrant has outstanding certain long term debt. See Note G of "Notes to Financial Statements" at Page 43 of the 1995 Annual Report to Shareholders. Such long term debt does not exceed 10% of the total assets of Registrant and its consolidated subsidiaries; therefore, copies of constituent instruments defining the rights of holders of such long term debt are not included as exhibits. Registrant agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

      (10.1) 1983 Performance Stock Plan (incorporated by reference to Registrant's Form S-8 Registration Statement No. 2-82812)

      (10.2) 1988 Performance Stock Plan (incorporated by reference to Registrant's Form S-8 Registration Statement No. 33-23404)

      (10.3) Amendments dated July 20, 1994, August 22, 1995 and March 25, 1996 to 1988 Performance Stock Plan

      (10.4) First Interstate Bancorp 1991 Performance Stock Plan (incorporated by reference to Registrant's Form S-8 Registration Statement No. 33-38903)

      (10.5)   Amendments dated July 20, 1994, August 22, 1995 and
	       March 25, 1996 to First Interstate Bancorp 1991 Performance
	       Stock Plan

      (10.6) First Interstate Bancorp 1995 Performance Stock Plan (incorporated by reference to the Registrant's Form 10-K filed in March 1995)

      (10.7) First Interstate Bancorp 1991 Director Option Plan (incorporated by reference to Registrant's Form S-8 Registration
	       Statement No. 33-37299)

      (10.8) Amendments dated July 20, 1994 and March 26, 1996 to First Interstate Bancorp 1991 Director Option Plan

      (10.9)   First Interstate Bancorp 1996 Regional Executive Incentive Plan

      (10.10) First Interstate Bancorp Corporate Executive Incentive Plan (incorporated by reference to the Registrant's Form 10-K filed in March 1995)

      (10.11)  First Interstate Bancorp 1996 Management Incentive Plan

      (10.12) First Amendment to the First Interstate Corporate Executive Incentive Plan, 1996 First Interstate Regional Executive Incentive Plan and 1996 First Interstate Management Incentive Plan

      (10.13) 1989 Restatement of the Supplemental Employee Savings Plan of Registrant (incorporated by reference to the Registrant's Form 10-K filed in March 1990)

      (10.14) 1992 Restatement of the Supplemental Executive Retirement Plan of Registrant (incorporated by reference to Registrant's
	       Form 10-K filed in March 1992)

      (10.15) 1989 Restatement of First Interstate Bancorp Excess Benefit Retirement Plan (incorporated by reference to Registrant's Form 10-K filed in March 1990)

      (10.16) Retirement Plan for Directors, amended and restated (incorporated by reference to Registrant's Form 10-K filed March, 1994)

      (10.17) Dividend Reinvestment and Stock Purchase Plan, as amended (incorporated by reference to Registrant's Form S-3 Registration Statement No. 33-50054)

      (10.18)  Form of Employment Agreement between Registrant and
	       William E.B. Siart, William S. Randall, Bruce G. Willison, James J. Curran, Linnet F. Deily and certain executive officers (incorporated by reference to Registrant's Form 10-K filed in March 1995)

      (10.19) Amendment to Amended and Restated Form of Employment Agreement between Registrant and William E.B. Siart, William S. Randall, Bruce G. Willison, James J. Curran, Linnet F. Deily and certain executive officers

      (10.20) Second Amendment to Amended and Restated Form of Employment Agreement between Registrant and William E.B. Siart, William S. Randall, Bruce G. Willison, James J. Curran, Linnet F. Deily and certain executive officers

      (10.21) Form of Split-Dollar Insurance Agreement between Registrant and Registrant's Directors (incorporated by reference to Registrant's Form 10-K filed in March 1992)

      (10.22) Amendment dated March 25, 1996, to Form of Split-Dollar Insurance Agreement between Registrant and Registrant's Directors

      (10.23) Form of Split-Dollar Life Insurance Agreement between Registrant and Edward M. Carson, William E.B. Siart, William S. Randall, Bruce G. Willison, James J. Curran and Linnet F. Deily (incorporated by reference to Registrant's Form 10-K filed in March 1992)

      (10.24) Amendment dated March 25, 1996, to Form of Split-Dollar Insurance Agreement between Registrant and Registrant's executive officers

      (10.25) $500,000,000 Credit Agreement dated as of May 31, 1994 among First Interstate Bancorp and certain banks (incorporated by reference to Registrant's Form 10-Q for the quarter ending June 30, 1994 filed in August 1994)

      (11)     Computation of Earnings Per Share

      (12)     Computation of Ratio of Earnings to Fixed Charges

      (13)     Annual Report to Shareholders for the year ended
	       December 31, 1995

      (21)     Subsidiaries of the Registrant

      (23)     Consent of Ernst & Young LLP, Independent Auditors

      (27)     Financial Data Schedule


(b) - Reports on Form 8-K

      A report on Form 8-K dated February 17, 1995 announced the date, time and place of its 1995 Annual Meeting of Stockholders. Copies of related documents were included in such filing.

      A report on Form 8-K dated March 24, 1995 announced that the Corporation has entered into a Dealer Agreement dated as of December 9, 1994 among the Corporation and various dealers named therein. Copies of related documents were included in such filing.

      A report on Form 8-K dated May 1, 1995 announced the Corporation's repurchase program for up to 7,600,000 shares of Common Stock. Copies of related documents were included in such filing.

      A report on Form 8-K/A dated May 26, 1995 reported the Corporation's amendment to Item 7(c), Financial Statements, Pro Forma Financial Information and Exhibits, of its Form 8-K dated March 25, 1995.

      A report on Form 8-K dated November 9, 1995 announced the Corporation's Agreement and Plan of Merger, dated as of November 5, 1995, among First Interstate Bancorp, First Bank System, Inc. and Eleven Acquisition Corp.

      A report on Form 8-K dated November 15, 1995 announced the Corporation's amendment dated as of November 5, 1995 to the Rights Agreement dated as of November 21, 1988, by and between First Interstate Bancorp and First Interstate Bank, Ltd., as Rights Agent

      A report on Form 8-K dated January 30, 1996 announced the Corporation's Agreement and Plan of Merger, dated as of January 23, 1996, among First Interstate Bancorp and Wells Fargo & Company.

			      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of March, 1996.

			    FIRST INTERSTATE BANCORP
			     Registrant

					By  /s/Edward S. Garlock
					    --------------------
					      Edward S. Garlock
						  Secretary

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

      Signature                     Title                   Date
      ---------                     -----                   ----

/s/William E.B. Siart       Chairman of the Board      March 25,1996
- ---------------------   and Chief Executive Officer
 William E. B. Siart              Director


/s/William S. Randall             President            March 25,1996
- ---------------------              Director
 William S. Randall


/s/Steven L. Scheid        Executive Vice President    March 25,1996
- ---------------------   (Principal Financial Officer)
  Steven L. Scheid

      Signature                     Title                   Date
      ---------                     -----                   ----
/s/David S. Belles         Executive Vice President     March 25,1996
- ---------------------   (Principal Accounting Officer)
  David S. Belles

/s/John E. Bryson
- ---------------------
   John E. Bryson                  Director             March 25,1996

/s/E. M. Carson
- ---------------------
    E. M Carson                    Director             March 25,1996

/s/Jewel Plummer Cobb
- ---------------------
  Jewel Plummer Cobb               Director             March 25,1996

/s/Ralph P. Davidson
- ---------------------
 Ralph P. Davidson                 Director             March 25,1996

/s/Myron Du Bain
- ---------------------
   Myron Du Bain                   Director             March 25,1996

/s/Don C. Frisbee
- ---------------------
  Don C. Frisbee                   Director             March 25,1996

/s/George M. Keller
- ---------------------
  George M. Keller                 Director             March 25,1996

/s/Thomas L. Lee
- ---------------------
  Thomas L. Lee                    Director             March 25,1996

/s/Harold M. Messmer, Jr.
- -------------------------
 Harold M. Messmer, Jr.            Director             March 25,1996


/s/  William F. Miller
- ----------------------
    William F. Miller              Director             March 25,1996

      Signature                     Title                   Date
      ---------                     -----                   ----

/s/Steven B. Sample
- ---------------------
  Steven B. Sample                 Director             March 25,1996


/s/Forrest N. Shumway
- ---------------------
  Forrest N. Shumway               Director             March 25,1996


/s/Richard J. Stegemeier
- ------------------------
 Richard J. Stegemeier             Director             March 25,1996


/s/Daniel M. Tellep
- ---------------------
  Daniel M. Tellep                 Director             March 25,1996